Form 10-K
period 2005-12-31
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2006-03-31
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
333-124154	Stanadyne Holdings, Inc. 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	20-1398860

333-45823	Stanadyne Corporation 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	22-2940378

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Stanadyne Holdings, Inc.	Yes	☒	No	☐
Stanadyne Corporation	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Stanadyne Holdings, Inc.	☒
Stanadyne Corporation	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

As of June 30, 2005, there was no established public trading market for the shares of either of the Registrant’s common stock and no shares of common stock were held by non-affiliates of either Registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2006:

Stanadyne Holdings, Inc.	104,950,001 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

DOCUMENTS INCORPORATED BY REFERENCE - None

STANADYNE HOLDINGS, INC.

STANADYNE CORPORATION

FORM 10-K

Explanatory Note

This Form 10-K is a combined annual report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

ITEM 1. BUSINESS

General

Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. The Company is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines and hydraulic lash compensating devices primarily for gasoline engines (the latter commonly known as “hydraulic valve lifters”). With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment and hydraulic valve lifters, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

The Company sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of the Company’s operations. The Company sells replacement parts and units through all appropriate global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies. The Company conducts its business through two principal operating segments: the Precision Products and Technologies Group (“Precision Products”) which accounted for 82% of the Company’s 2005 net sales, and Precision Engine Products Corp. (“Precision Engine”), a wholly-owned subsidiary, which accounted for 18% of the Company’s 2005 net sales.

Stanadyne, a Delaware corporation formed in 1988 is a wholly-owned subsidiary of SAHC a Delaware corporation formed in 1997. SAHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004 and formerly known as KSTA Holdings, Inc., and a majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg, through a series of transactions (the “Transactions”) purchased the outstanding equity of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders (the “Sellers”). AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997. The consolidated financial statements of Holdings and Stanadyne as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 and for the period from August 6, 2004 to December 31, 2004 are presented on a Successor basis. The consolidated financial statements of Stanadyne for the period from January 1, 2004 to August 5, 2004 and for the year ended December 31, 2003 are presented on a Predecessor basis. Periods presented prior to 2004 represent the activities of the Predecessor.

PRECISION PRODUCTS

Precision Products is one of only four independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for Precision Products were $296.0 million, $288.6 million and $224.8 million for 2005, 2004 and 2003, respectively. Operating income for Precision Products was $33.4 million, $16.3 million and $22.5 million for 2005, 2004 and 2003, respectively. Total assets of Precision Products were $456.9 million and $461.2 million at December 31, 2005 and 2004 respectively.

Products

Precision Products manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), injectors and filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Precision Products sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Precision Products is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Precision Products primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket. Precision Products also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

Customers

Precision Products’ primary customers are OEMs of diesel engines. Precision Products’ largest customers, Deere & Company (“Deere”), General Motors Corporation (“GM”), General Engine Products, Inc. (“GEP”) and Cummins, Inc. accounted for approximately $171.0 million, or approximately 57.8% of Precision Products’ 2005 net sales. Deere, with 37.8% of Precision Products net sales was Precision Products only customer that accounted for more than 10% of 2005 net sales. In 2004, Deere and GM accounted for approximately $140.7 million, or approximately 48.8% of Precision Products’ 2004 net sales and in 2003 Deere and GM accounted for approximately $96.4 million, or approximately 42.9% of Precision Products’ net sales. In 2004, Deere accounted for 38.4% and GM accounted for 10.4% of Precision Products’ 2004 net sales, respectively. In 2003, Deere was the only customer that accounted for more than 10% of Precision Products’ 2003 net sales.

Precision Products supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented segment sales of 44.4%, 48.8% and 49.3% in 2005, 2004 and 2003, respectively.

India Business

The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited (“SAPL”) and started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Precision Products holds a 51% controlling share of SAPL.

PRECISION ENGINE

Precision Engine is a major independent (non-captive) manufacturer of hydraulic valve lifters primarily for gasoline engines. Net sales for Precision Engine were $64.1 million, $58.4 million and $65.4 million for 2005, 2004 and 2003, respectively. Operating (loss) income for Precision Engine was $(9.3) million, $(4.1) million, and $1.8 million for 2005, 2004 and 2003, respectively. Total assets of Precision Engine were $37.8 million and $57.3 million at December 31, 2005 and 2004, respectively.

Products

Precision Engine designs and manufactures four types of hydraulic valve lifters: roller rocker arm assemblies, lash adjusters, roller valve lifters and slipper valve lifters. The Company also makes complete valve train actuation assemblies. These products convert the rotary motion of a camshaft into a reciprocating motion and allow for the adjustment of lash (clearance) as valves are opened and closed in the cylinder head of an engine.

Customers

Precision Engine’s primary customers are OEMs. DaimlerChrysler Corp. (“DCX”) and Tritec Motors LTDA. (“Tritec”) accounted for 62.2% and 22.8%, respectively, of Precision Engine’s 2005 net sales, DCX and Tritec accounted for 62.3% and 20.8%, respectively, of Precision Engine’s 2004 net sales, and DCX and Tritec accounted for 48.5% and 22.3%, respectively, of Precision Engine’s 2003 net sales. Precision Engine also sells to the service organizations of its OEM customers and to the aftermarket distribution companies.

COMPETITION

Because of the technical expertise required to design and manufacture the Company’s products to the tolerances required, the existence of longstanding supply relationships in the engine component business and the significant capital expenditures and lead time required to enter the business, there are a limited number of manufacturers selling to the global markets in which the Company operates. The Company competes on the basis of technological innovation, product quality, processing and manufacturing capabilities, service support and price. The Company is smaller in size and therefore has fewer resources relative to its competitors.

The main competitors of Precision Products are divisions of Robert Bosch GmbH and Delphi Corporation (“Delphi”). The main competitors of Precision Engine are INA Walzlager Schaeffler KG, Eaton Corporation and Delphi in the aftermarket.

RAW MATERIALS AND COMPONENT PARTS

The Company’s products are made largely of specially designed metal parts, most of which are designed, purchased, cast or stamped and machined by the Company to its own technical specifications. Metallic raw materials such as steel, aluminum, copper and brass are commodity items readily available from a number of suppliers. Certain parts, such as electronic components, are made to the Company’s specifications. Other parts, such as fasteners, are purchased by the Company from outside suppliers as standardized parts or are made to the Company’s specifications. Although from time to time the Company has experienced temporary supply shortages due to localized conditions, no such shortage has had a material adverse effect on the Company, and no supplier accounted for more than 6% of purchases.

PATENTS AND TRADEMARKS

The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company’s operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and takes actions to protect its intellectual property rights.

EMPLOYEES

At December 31, 2005, the Company employed 2,046 persons of whom approximately 31% were salaried and 69% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2005, 2004 and 2003 were $11.7 million, $12.0 million and $11.4 million, respectively, of which $0.7 million, $1.3 million and $1.5 million, respectively, were reimbursed by customers. Precision Products accounted for over 95% of these amounts.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its investments. In 2005, 2004 and 2003, the Company spent $11.7 million, $12.9 million and $12.8 million, respectively, on capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States, Italy, Brazil and India. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in Brazil are sold only to an OEM customer in Brazil. The products manufactured in India are exported from India to Company facilities in the United States and Italy.

The sales to OEM and aftermarket customers during 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(dollars in millions)
Original Equipment:
Precision Products	$164.7	$147.6	$113.9
Precision Engine	54.7	48.5	48.5
Eliminations	(0.7)	(0.3)	—
Aftermarket:
Precision Products	131.3	140.9	110.9
Precision Engine	9.4	9.9	16.9

Total Net Sales	$359.4	$346.6	$290.2

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2005, 2004 and 2003 appear below.

	2005	2004	2003
	(dollars in millions)
* Net Sales:
United States	$200.3	$191.1	$162.5
Mexico	53.8	51.7	31.5
France	34.4	37.8	27.5
All Other Geographic Areas	70.9	66.0	68.7

Total Net Sales	$359.4	$346.6	$290.2

* Operating Income (Loss):
United States	$23.5	$11.9	$24.8
Italy	(1.7)	(0.9)	(1.9)
India	(0.2)	0.0	(0.5)
Brazil	2.4	1.2	1.9

Total Operating Income	$24.0	$12.2	$24.3

________
* Net sales and operating income (loss) were the same for Holdings and Stanadyne.

Identifiable Assets:
Holdings:
United States	$445.3	$458.4	$234.6
Italy	36.9	42.5	43.5
Brazil	4.3	3.9	3.2
India	2.6	2.3	2.4

Total Identifiable Assets	$489.1	$507.1	$283.7

Stanadyne:
United States	$443.3	$455.8	$234.6
Italy	36.9	42.5	43.5
Brazil	4.3	3.9	3.2
India	2.6	2.3	2.4

Total Identifiable Assets	$487.1	$504.5	$283.7

The Company’s worldwide operations are subject to the risks normally associated with foreign operations, including but not limited to, the disruption of markets, changes in export or import laws, labor unrest, political instability, restrictions on transfers of funds, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, and potentially adverse tax consequences. In addition, even though the Company generally matches, to the extent possible, related costs and revenues in a single currency, and generally includes exchange rate protections in its sales contracts, the U.S. dollar value of the Company’s foreign sales varies with foreign currency exchange rate fluctuations. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

The Company’s facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company’s financial position or results of operations. The Company’s manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company’s facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the acquisition on December 11, 1997, Metromedia has agreed to conduct and complete remediation of soil and groundwater contamination at the Company’s Windsor, CT and Jacksonville, NC facilities. While many of these remediations are underway and Metromedia has agreed to complete these remediations and has indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that Metromedia has the ability to completely fulfill its obligations to indemnify the Company for such matters. While the Company believes Metromedia would be able to meet its financial obligations, if Metromedia is unable to do so, the Company will be responsible for such matters and the cost could be material. Metromedia’s liability has not changed as result of the Transactions.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or other similar words. All of these forward-looking statements are based on estimates and assumptions made by the management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any such estimates will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	loss of any of our key manufacturing facilities;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes;

•	changes in the business, market trends, projected growth rates and general economic conditions related to the markets in which we operate, including agricultural and construction equipment, industrial machinery, trucks, marine equipment and automobiles;

•	our ability to satisfy our debt obligations, including related covenants; and

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital.

Many of such factors are beyond the control of the Company and its management. The forward-looking statements contained in this report speak only as of the date on which such statements were made. The Company undertakes no duty or obligation to publicly update or revise any forward-looking statements to reflect new, changing or unanticipated events or circumstances.

ITEM 1A. RISK FACTORS

Our consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Form 10-K.

We are subject to risks associated with changes in technology, changes in manufacturing techniques and changes in customer product demands or specifications, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing technology, manufacturing processes and products. We must also introduce new products to meet customers’ needs in the industries we serve and want to serve. The demanding requirements of engine manufacturers to improve engine performance and fuel economy and to meet the increasingly stringent worldwide emission regulations create technical challenges that may necessitate technological changes to our products. Our engineers typically work with our customers’ engineering staff for a period of 2 to 5 years prior to a product launch in order to develop or adapt new technology to satisfy our customers’ requirements. Our inability to develop the requisite technology in the necessary timeframe could adversely affect our business.

Our products are also characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these specification requirements, our business could be at risk.

Our success will depend on our ability to continue to meet our customers’ changing specifications and product demands. We cannot assure that we will be able to address our customers’ demands or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

The industries in which we operate are cyclical, which can make our sales vary in unpredictable ways.

Sales of our products to off-highway OEMs for use in the agricultural industry generally are related to the health of the agricultural industry, which is affected by farm income and debt levels, farm land values, and farm cash receipts, all of which reflect levels of commodity prices, acreage planted, crop yields, demand, government policies and government subsidies. Historically, the agricultural industry has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Trends in the industry, such as farm consolidations, may also affect the sales of products for use in the agricultural industry. In addition, weather conditions, such as heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these and other factors are likely to decrease the sales of products to off-highway OEMs for use in the agricultural industry, which could adversely affect our sales, growth, results of operations and financial condition.

In addition, our financial performance depends, in large part, on conditions in the other cyclical industries that we serve, including the domestic and foreign production of automobiles and light duty vehicles. Historically, the North American and European automotive industries have experienced periodic, cyclical downturns. Industry sales and production can be affected by the strength of the economy generally, or in specific regions such as North America or Europe, by prevailing interest rates and by other factors that may have an effect on our level of sales. Demand for our products is also directly dependent upon demand for the engine platforms on which our products are incorporated. There is no assurance that the demand for such engine platforms will continue. A substantial decrease in demand for such engine platforms would have a material adverse effect on us.

Our base of customers is concentrated and the loss of business from a major customer or the failure to maintain our customer relationships could materially adversely affect us.

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway and automotive industries, our business is exposed to a high degree of risk related to customer concentration. Our top four customers generated 54.5% of net sales in 2005. None of our top customers are obligated to continue to produce the engines which require our products or renew its contracts with us when they expire. A substantial decrease in orders from DCX, Deere, GM or GEP could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales which would materially adversely affect our net sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

We face competition in our markets, which could hurt market share and sales.

The market for engine components is highly competitive. Several of our competitors, including the captive component operations of certain engine manufacturers as well as other independent suppliers, are larger and have greater financial and other resources available to them. Our products may not continue to compete successfully with the products of other companies, and engine manufacturers may not continue to purchase engine components from outside suppliers. Although we have significant market positions in each of our primary lines within the aftermarket, we may not able to maintain our current market share. Competition in our business lines is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. To remain competitive, we will need to invest continuously in manufacturing, working capital, customer service and support, marketing and distribution networks. We may not have sufficient resources to continue to make such investments, and we may not be able to maintain our competitive position within each of the markets we serve.

Increases in our raw material costs or the loss of a substantial number of our suppliers could affect our financial health.

Our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, including steel and aluminum. For example, the domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. In response to this instability, tariffs on imported steel were imposed by the U.S. government in March 2002. In addition, the general global economic recovery has created an imbalance in the supply and demand for many of the purchased components and raw materials used. Any material long-term increase in the price of one or more of our raw materials could have an adverse impact on our cost of sales. In addition, a failure by our suppliers to continue to supply us with certain raw materials on commercially reasonable terms due to uneven supply and demand would have a material adverse effect on us. Our exposure to this risk will increase as our reliance on outside suppliers’ increases, as is the case in our plan to outsource certain manufacturing operations to achieve cost reductions.

Our international operations are subject to uncertainties that could affect our operating results.

Our business is subject to certain risks associated with doing business internationally. Approximately 44% of our net sales in 2005 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

•	disruptions of markets;

•	changes in export or import laws, including compliance with U.S. Department of Commerce export controls;

•	labor unrest or differing labor regulations;

•	geopolitical instability;

•	restrictions on transfers of funds, including exchange controls;

•	unexpected changes in regulatory environments;

•	difficulty in obtaining distribution and support;

•	interest rates;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act.

In addition, fluctuations in currency exchange rates may significantly impact our results of operations and affect the comparability of our results between financial periods. Because the results of the operations and the financial position of our foreign subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements, our financial results are impacted by currency fluctuations between the dollar and the euro, the dollar and the real, the dollar and the rupee and, to a lesser extent, other currencies, which are unrelated to our underlying results of operations. We have not entered into contracts to hedge our currency risk.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of the factors identified above could adversely affect our international operations and, consequently, our operating results.

We have significant pension obligations with respect to our employees.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. The underlying assets are subject to investment risk and market fluctuation which may require additional cash contributions from us to pay benefits. As of December 31, 2005, the fair value of assets of our pension plan was less than the accumulated benefit obligation of the plan. As a result, we were required to record an additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Unionization of our labor force could increase our operating costs and impact profitability.

Because our workforce is non-unionized, except where required by law (Italy), we believe our average labor costs are lower than those of larger unionized competitors. In order to achieve our business strategies, we must maintain this competitive advantage. If our employees become unionized, labor costs, and consequently, operating expenses, would likely increase, thereby reducing profitability.

We depend on the services of key individuals and relationships, the loss of which would materially harm us.

Our success will depend, in part, on the efforts of our executive officers and other key employees. In addition, future success will depend on, among other factors, the ability to attract and retain other qualified personnel. The loss of the services of any of the key employees or the failure to attract or retain employees could have a material adverse effect on us.

Our intellectual property may be misappropriated or subject to claims of infringement.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our applications for protection of our intellectual property rights may not be approved and others may infringe or challenge our intellectual property rights. We also may rely on unpatented proprietary technology. Our competitors may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, our employees, consultants and advisors must enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information if there is any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability. In addition, we from time to time pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including with respect to some of our more profitable products.

We could face potential product liability claims relating to products we manufacture or distribute.

We face exposure to product liability claims if the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects or our ability to make payments on our debt when due. In addition, our business depends on the strong brand reputation we have developed. If this reputation is damaged, we may face difficulty in maintaining pricing positions with respect to some of our products, which would reduce net sales and profitability.

Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.

We maintain property, business interruption, product liability and casualty insurance coverage which we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect. As a result of market conditions, premiums and deductibles for some of our insurance policies can increase substantially and, in some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers may challenge coverage for certain claims. If we were to incur a significant liability that was not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.

Environmental regulation may impose significant environmental compliance costs and liabilities on us.

We are subject to many laws and regulations related to the environment, health and safety and associated compliance and permitting obligations. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental laws and regulations. Moreover, if these environmental laws and regulations become more stringent or more stringently enforced in the future, we could incur additional costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Some environmental laws and regulations impose liability for contamination on present and former owners, operators or users of facilities and sites, or the generators of waste disposed of at the facility or site, without regard to causation or knowledge of contamination. There is ongoing remediation at some of our properties, and we have been named as a potentially responsible party at certain other sites. However, we believe that nearly all of our liabilities for such matters are covered by an indemnity that we received from Metromedia, our former owner. If Metromedia was unable or unwilling to perform to the terms of the indemnity, or should new contamination be identified or if the extent of the known contamination is greater than presently anticipated, environmental liabilities could have a material adverse effect on our financial condition and results of operations.

In addition, our products are applied to engines and vehicles which are subject to various emission standards and regulations which vary by geographic markets. We continually seek to incorporate new design features into our products to assist customers in meeting those emissions standards and regulations applicable to their product offerings, including engines and vehicles. Although a plan to revise an existing emission standard or regulation is generally known by the public a few years in advance of enforcement, providing the opportunity to make changes to products in order to comply with the anticipated changes to the emissions standard or regulation, any subsequent changes to such plan could have a direct and significant effect on our customers’ ability to sell their products, and correspondingly, our ability to sell products to such customers. We may also incur significant expenditures to make changes to products in order to comply with evolving emissions standards and regulations.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. Additionally, as our businesses grow, we may have to incur capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, we may not have or be able to obtain adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce net sales and profitability.

Failure to establish and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act may require initial management assessments followed by annual management assessments of the effectiveness of our internal control over financial reporting and a report by our Independent Registered Public Accountants addressing these assessments. If we fail to formalize and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we would not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

Holdings is solely responsible for paying certain promissory notes it issued and since it has no independent operations and its subsidiaries are restricted from making distributions to Holdings, Holdings may be unable to repay the notes.

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12% per annum. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. Furthermore the terms of the Senior Bank Facility and the indenture governing Stanadyne’s Subordinated Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings, which may, in turn, limit Holdings’ ability to repay the Discount Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s executive offices are located in Windsor, Connecticut. The Company believes that substantially all of its properties and equipment are in good condition, and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Description of Use
PRECISION PRODUCTS:
Windsor, CT	571,000	Owned	Corporate Offices, Precision Products Headquarters, Sales and Marketing, Engineering Center, Manufacturing
Jacksonville, NC	110,000	Owned	Manufacturing
	20,000	Leased	Manufacturing, Distribution
Washington, NC	177,000	Owned	Manufacturing
Trappes, France	23,000	Leased	Engineering, Sales and Marketing
Brescia, Italy	175,000	Owned	SpA Headquarters, Engineering, Sales and Marketing, Manufacturing
Chennai, India	20,000	Leased	Manufacturing

PRECISION ENGINE:
Windsor, CT	119,000	Owned	Precision Engine Headquarters, Manufacturing (Operations at this location will terminate in the first quarter of 2006.)
Tallahassee, FL	125,000	Owned	Manufacturing, Engineering
Troy, MI	1,115	Leased	Sales and Marketing
Curitiba, Brazil	10,000	Leased	Manufacturing

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a materially adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to potential environmental liability and various claims and legal actions, which are pending or may be asserted against the Company concerning environmental matters. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without materially adverse effects on the results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of the Company on December 11, 1997, Metromedia agreed to partially indemnify the Company relating to certain environmental matters. See “Environmental Matters” in Item 1 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2006, SAHC was the holder of record of all the shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2006, Holdings was the holder of record of all the shares of common stock, par value, $.01 per share, of SAHC (the “SAHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or SAHC Common Stock. Stanadyne has never paid or declared a cash dividend on the Stanadyne Common Stock, and SAHC has never paid or declared a cash dividend on the SAHC Common Stock. Furthermore, Stanadyne is restricted from paying dividends under the covenants of its revolving credit and term loan agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of March 1, 2006, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 104,950,001 shares were outstanding. A group of investors led by Kohlberg and management of the Company, totaling 36 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. Holdings paid $55.9 million as a distribution/return of capital to Holdings’ common stockholders in December 2004 using proceeds from the issuance of the Discount Notes.

The following table sets forth information regarding Holdings’ equity compensation plan as of December 31, 2005. Holdings’ stockholders approved Option Plan is described further in Note 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,370,000	(1)	$0.48	630,000

Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	15,370,000	(1)	$0.48	630,000

(1)	Consists of 3,672,500 vested outstanding exercisable options and 11,697,500 unvested outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries. The selected consolidated financial data were derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Successor		Predecessor
STANADYNE HOLDINGS, INC.		Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
		(dollars in thousands)
Statement of Operations Data:
Net sales		$359,354	$143,481	$203,100	$290,199	$260,690	$254,450
Cost of goods sold		292,333	114,150	162,665	234,108	215,391	208,139

Gross profit		67,021	29,331	40,435	56,091	45,299	46,311
Selling, general and administrative expenses	(a)(b)(c)	43,056	14,648	42,942	31,817	34,222	36,178

Operating income		23,965	14,683	(2,507)	24,274	11,077	10,133
Other income (expense):
Gain from extinguishment of debt		—	—	—	715	—	—
Interest, net		(29,522)	(9,170)	(5,118)	(9,209)	(10,432)	(11,170)

(Loss) income before income tax (benefit) expense and minority interest		(5,557)	5,513	(7,625)	15,780	645	(1,037)
Income tax (benefit) expense		(2,498)	1,063	(2,105)	6,897	(153)	370

(Loss) income before minority interest		(3,059)	4,450	(5,520)	8,883	798	(1,407)
Minority interest in loss (income) of consolidated subsidiary		130	(5)	41	245	255	—

Net (loss) income	(a)	$(2,929)	$4,445	$(5,479)	$9,128	$1,053	$(1,407)

Balance Sheet Data (at year end):
Fixed assets, net		$119,651	$133,513	$—	$106,250	$108,326	$113,361
Total assets		489,080	507,071	—	283,725	268,458	273,064
Long-term debt and capital leases (including current portion)		294,032	287,910	—	96,087	102,896	112,362
Stockholders’ equity		50,330	54,955	—	82,100	67,319	65,724
Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)		0.8	1.6	(0.4)	2.6	1.1	0.9

		Successor		Predecessor
STANADYNE CORPORATION		Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
		(dollars in thousands)
Statement of Operations Data:
Net sales		$359,354	$143,481	$203,100	$290,199	$260,690	$254,450
Cost of goods sold		292,333	114,150	162,665	234,108	215,391	208,139

Gross profit		67,021	29,331	40,435	56,091	45,299	46,311
Selling, general and administrative expenses	(a)(b)(c)	42,992	14,647	42,942	31,817	34,222	36,178

Operating income (loss)		24,029	14,684	(2,507)	24,274	11,077	10,133
Other income (expense):
Gain from extinguishment of debt		—	—	—	715	—	—
Interest, net		(22,061)	(8,952)	(5,118)	(9,209)	(10,432)	(11,170)

Income (loss) before income tax expense (benefit) and minority interest		1,968	5,732	(7,625)	15,780	645	(1,037)
Income tax expense (benefit)		321	1,148	(2,105)	6,897	(153)	370

Income (loss) before minority interest		1,647	4,584	(5,520)	8,883	798	(1,407)
Minority interest in loss (income) of consolidated subsidiary		130	(5)	41	245	255	—

Net income (loss)	(a)	$1,777	$4,579	$(5,479)	$9,128	$1,053	$(1,407)

Balance Sheet Data (at year end):
Fixed assets, net		$119,651	$133,513	$—	$106,250	$108,326	$113,361
Total assets		487,075	504,456	—	283,725	268,458	273,064
Long-term debt and capital leases (including current portion)		228,447	229,553	—	96,087	102,896	112,362
Stockholders’ equity		111,098	110,989	—	82,100	67,319	65,724
Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)		1.1	1.6	(0.4)	2.6	1.1	0.9

(a)	Net loss for the 218 days ended August 5, 2004 included $22.7 million in transaction related costs included in selling, general and administrative expenses as a result of the Transactions.

(b)	Net loss in 2001 included amortization of goodwill of approximately $1.9 million. Effective January 1, 2002, goodwill is no longer subject to amortization, but is annually assessed for impairment by applying a fair-value based test.
(c)	For 2005, net loss for Holdings and net income for Stanadyne included $2.7 million of impairments of long-lived assets and other related costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Control of Stanadyne’s Parent:

On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation and a wholly-owned subsidiary of SAHC, which is a wholly-owned subsidiary of Holdings. As a result of such merger, Holdings assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Investors IV, L.P., borrowings under Stanadyne’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of the notes, the entering into of the new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to pay the then equity holders of SAHC, approximately $88.3 million to repay existing indebtedness, approximately $20.0 million in related fees and expenses, and approximately $0.3 million in net change in cash balances.

The Transactions were financed as follows:

•	a cash common equity investment of $105 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA and Stanadyne issued “Notes” to various qualified institutional buyers for $160 million;

•	KSTA and Stanadyne borrowed $65 million of “Term Loans.”

The Notes bear interest of 10.0%, payable semi-annually and will mature on August 15, 2014. The Term Loans bear interest at prime plus 2.5% or LIBOR plus 3.5% and principal is repaid in quarterly installments of $0.2 million with a final payment of the unamortized balance due on August 6, 2010. Stanadyne also negotiated a new $35.0 million revolving credit facility, which bears interest at prime plus 1.25% or LIBOR plus 2.25% payable on August 6, 2009. This new revolving credit facility requires that Stanadyne maintain a minimum fixed charge coverage ratio if available borrowings fall below $5.0 million. The Term Loans and revolving credit facility are secured by substantially all of Stanadyne’s domestic accounts receivable, inventory and other assets. The Notes are an obligation of Stanadyne (the “Parent”) and are guaranteed by Precision Engine (the “Subsidiary Guarantor”). In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

Following the Transactions, Stanadyne purchased $54.5 million of its senior subordinated notes (the “Old Notes”) under the terms of a tender offer dated July 19, 2004. The $11.5 million balance of the outstanding Old Notes was called by Stanadyne according to the terms of the original indenture and purchased on September 7, 2004.

In connection with the Transactions, SAHC amended the terms of the Management Stock Option Plan to provide for vesting of all unvested options at August 5, 2004 and purchased all of the outstanding stock options requiring a charge in the third quarter of 2004 for approximately $14.3 million in the Predecessor financial statements. Other Transactions related costs totaling $8.4 million were charged to earnings in the third quarter of 2004 in the Predecessor financial statements.

Following the Transactions, the Stanadyne’s board of directors was reconstituted. All of the directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal.

BASIS OF PRESENTATION

The following table displays performance details for the periods shown. The year ended December 31, 2005 includes the results of Holdings and Stanadyne as Successor and the year ended December 31, 2004 includes the combined results of the Predecessor through August 5, 2004 and the Successor beginning August 6, 2004. Net sales, cost of goods sold, gross profit, selling, general and administrative expense (“SG&A”), amortization of intangibles, Transactions related costs, management fees, operating income and net income of Holdings and Stanadyne are presented in thousands of dollars and as a percentage of net sales in the following tables. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2005		2004		2003
STANADYNE HOLDING, INC.	$	%	$	%	$	%
	(dollars in thousands)
Net sales	359,354	100.0	346,581	100.0	290,199	100.0
Cost of goods sold	292,333	81.3	276,815	79.9	234,108	80.7
Gross profit	67,021	18.7	69,766	20.1	56,091	19.3
Selling, general and administrative expenses	35,171	9.8	31,759	9.2	29,293	10.1
Amortization of intangibles	4,432	1.2	2,171	0.6	1,424	0.5
Impairments of long-lived assets and other related costs	2,703	0.8	—	—	—	—
Transactions related costs	—	—	22,702	6.6	—	—
Management fees	750	0.2	958	0.3	1,100	0.4
Operating income	23,965	6.7	12,176	3.5	24,274	8.4
Net (loss) income	(2,929)	(0.8)	(1,034)	(0.3)	9,128	3.1

	Year Ended December 31,
	2005		2004		2003
STANADYNE CORPORATION	$	%	$	%	$	%
	(dollars in thousands)
Net sales	359,354	100.0	346,581	100.0	290,199	100.0
Cost of goods sold	292,333	81.3	276,815	79.9	234,108	80.7
Gross profit	67,021	18.7	69,766	20.1	56,091	19.3
Selling, general and administrative expenses	35,107	9.8	31,758	9.2	29,293	10.1
Amortization of intangibles	4,432	1.2	2,171	0.6	1,424	0.5
Impairments of long-lived assets and other related costs	2,703	0.8	—	—	—	—
Transactions related costs	—	—	22,702	6.6	—	—
Management fees	750	0.2	958	0.3	1,100	0.4
Operating income	24,029	6.7	12,177	3.5	24,274	8.4
Net income (loss)	1,777	0.5	(900)	(0.3)	9,128	3.1

COMPARISON OF RESULTS OF OPERATIONS

Overview

This Management Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of Holdings and its subsidiaries, which are materially the same as the results of operations and financial condition of Stanadyne and its subsidiaries. Therefore, the discussions provided are applicable to both Holdings and Stanadyne except where otherwise noted.

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. Our two reporting segments are Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. Precision Engine manufactures valve train components including roller-rocker arm assemblies, hydraulic valve lifters and lash adjusters for gasoline and diesel engines.

Our financial results for 2005 reflect record setting levels of sales totaling $359.4 million, driven by increased customer demand from our major original equipment manufacturers (“OEM’s”) including John Deere & Company (“Deere”), DaimlerChrysler (“DCX”), Tritec Motors, Ltda (“Tritec”), General Engine Products (“GEP”), Caterpillar and Cummins Inc. Sales in 2005 were $12.8 million higher and 3.7% higher than the prior year, with both of our operating segments contributing to the increase. Continued strength in our end markets for products used in off-highway equipment was augmented by increased demand for the select on-highway applications we produce, most notably diesel fuel system components for the HUMMER and valve train components for the DCX Pacifica, 300 and Magnum vehicles.

Operating performance in 2005 was negatively impacted by inflationary pressure on the cost of our purchased materials and manufactured components, as well as manufacturing cost premiums related to meeting the higher OEM demand in both segments.

Our Precision Products segment benefited from a 2.6% increase from prior year sales but reported lower gross profit of $68.2 million or 23.0% of net sales when compared to 2004 gross profit of $70.2 million or 24.3% of net sales. The added revenue in 2005 was concentrated in the lower margin OEM business, while sales to the service sector declined, contributing to the gross profit margin compression. The continued ramp up in demand for the new Integrated Fuel System (“IFS”) product sold to Deere involved product and process design challenges in 2005 that drove premium production and transportation costs. Earnings in this segment were further impacted in 2005 by inflation in the cost of purchased materials, higher product warranty costs and higher depreciation expense. Working to offset these cost increases, this segment formally launched an organized Lean/Six Sigma (“LSS”) program in 2005 targeted to reduce waste and improve quality. Many of our employees have been trained in the LSS concepts and techniques, and the quality organization in this segment was reorganized to better promote this very important program. Precision Products finalized the preparations and launch of a new gasoline injection pump in the final quarter of 2005. Although the initial forecasted demand is very low over the next two years, this product launch represents a new market opportunity in a technology that is expected to grow dramatically in the years to come.

Operational performance in our Precision Engine segment in 2005 reflected significantly higher OEM demand for valve train products for the on-highway markets. Despite the additional sales volumes, this segment continued to generate operating losses in 2005, further aggravated by a scheduled price reduction on certain DCX products effective in the third quarter of 2005. Profitability in this segment was significantly impacted in the latter half of 2005 by manufacturing cost premiums driven by the increased demand from DCX for valve train components. Our response to this added demand was further complicated by our planned transition to a new supply base for many of the components manufactured in our Windsor,

Connecticut operation. A new component supply base was established in Asia during the fourth quarter of 2005 and is expected to be fully operational in the first half of 2006. The combination of our limited internal capacity and need to meet delivery dates resulted in additional costs for overtime, machine maintenance and expedited delivery from our supply base and to our customers. Transition to the new supply base during the next few months is expected to require cost premiums for manufacturing and transportation.

We reported operating income in 2005 of $24.0 million as compared to $12.2 million in 2004. The 2004 result included $22.7 million of Transactions costs which if excluded would result in operating income of $34.9 million. The operating income in 2005 included a charge for $2.7 million in 2005 for impairments of machinery and equipment and other related costs in the Precision Engine segment resulting from the re-sourcing of Windsor, Connecticut component manufacturing to a lower cost supply base.

2005 COMPARED TO 2004

Net Sales. Net sales in 2005 totaled a record level high $359.4 million and were $12.8 million or 3.7% greater than the $346.6 million in 2004. Sales to the off-highway markets accounted for 63% of the Company’s total 2005 sales as compared to 65% in 2004. This change reflected the year-over-year growth in 2005 sales to on-highway customers including DCX, Tritec and Cummins. Sales to our OEM customers represented 60.9% of our 2005 revenues as compared to 56.5% of prior year revenues, reflecting an increase of $22.9 million or 11.7%, while sales to the service markets decreased by $10.2 million or 6.7%. The growth in OEM customer sales was concentrated in our business with Deere, DCX, Tritec, GEP, Caterpillar and Cummins. The decline in 2005 service sales was due primarily to lower demand for diesel fuel pumps from the U.S. military and General Motors (“GM”).

Higher sales in both of our segments contributed to the year-over-year increase.

Precision Products sales totaled $296.0 million in 2005, reflecting an increase of $7.4 million or 2.6% from 2004 sales of $288.6 million. All of the increase was attributable to added demand for our diesel fuel systems products from OEM customers including Deere, Caterpillar, Cummins, Sisu Diesel Inc. (“SISU”) and GEP. Sales to the service markets declined by $9.6 million in 2005, reflecting reductions of $3.6 million in the demand for DS fuel pumps supplied to GM, and $4.8 million for fuel pumps supplied to the U.S. military. Sales results by major product line reflected relatively stable year-to-year revenues in our fuel pump and fuel injector lines and increases of $5.2 million and $2.2 million in our fuel filtration and Precision Components and Assembly (“PCA”) businesses, respectively. Initial sales of our gasoline direct injection pump totaled $0.5 million in 2005.

Precision Engine sales totaled $64.1 million in 2005 and were $5.7 million or 9.8% more than the prior year. All of this increase came from higher demand for valve train components from OEM customers, DCX and Tritec. Sales to DCX in 2005 increased by $3.7 million, driven by demand for valve–train actuator assemblies (“VTAA’s”) used in their 3.5 liter engine powering the popular Pacifica, 300 and Magnum vehicles. As expected, DCX concluded original equipment production of the 2.0 liter engine in the third quarter of 2005, and consequently, we will have no further orders for rocker arm assemblies. Sales to Tritec in 2005 increased by $2.4 million due to added demand for 1.6 liter engine rocker arm assemblies found in the Mini Cooper vehicle.

Gross Profit. Gross profit for the Company totaled $67.0 million or 18.7% of net sales in 2005 as compared to $69.8 million or 20.1% of net sales in 2004. Gross profit in 2005 was lower in both segments when compared to 2004.

Precision Products gross profit in 2005 of $68.2 million or 23.0% of net sales was less than the 2004 gross profit of $70.2 million or 24.3% of net sales. Although gross profit was favorably impacted by the $7.4 million year-over-year increase in sales, this was mitigated by a less favorable mix of OEM and service business in 2005. Gross profits were unfavorably impacted in 2005 by premium production and transportation costs associated with product and process design challenges during the ramp up to full production of the new IFS sold to Deere; $1.8 million increase in LIFO expense due to inflation in purchased materials; $2.4 million added product warranty costs; and $1.1 million higher depreciation expense primarily associated with the asset step-up to fair market value required by the change in control in 2004.

Precision Engine gross profit in 2005 was a negative $1.1 million or (1.8)% of net sales as compared to a negative $0.5 million and (0.8)% of net sales in 2004. In addition to the 5.0% price reduction to DCX in the third quarter of 2005, profitability in this segment was significantly impacted in the latter half of 2005 by manufacturing cost premiums driven by the increased demand from DCX for valve train components. Our response to this added demand was further complicated by our planned transition to a new supply base for many of the components manufactured in our Windsor, Connecticut operation. The combination of our limited internal capacity and need to meet delivery dates resulted in additional costs for overtime, machine maintenance and expedited delivery from our supply base and to our customers. Transition to the external supply base is expected to be completed in the first half of 2006.

Selling, General and Administrative Expense (“SG&A”). SG&A totaled $35.1 million and 9.8% of net sales in 2005 as compared to $31.8 million and 9.2% of net sales reported in 2004. Approximately $1.6 million of this increase was due to higher post-retirement health care costs in both segments as a result of the elimination through purchase accounting of unamortized actuarial gains recorded as income prior to the Transactions in 2004. SG&A costs in the Precision Products segment increased by $1.5 million in 2005 reflecting $1.0 million higher post-retirement healthcare costs and $0.3 million additional outside professional fees. SG&A costs in the Precision Engine segment increased by $1.9 million in 2005 due primarily to $1.1 million higher freight on sales to support increased demand from DCX, $0.6 million higher post-retirement healthcare costs and $0.2 million increase in bad debt expenses.

Amortization of Intangibles. Amortization of intangible assets increased to $4.4 million in 2005 from $2.2 million in 2004. This increase reflected the additional amortization resulting from the Company’s intangible assets we acquired through the change in control in 2004, including patents, tradenames/marks and customer contracts.

Impairments of Long-Lived Assets and Other Related Costs. The Company recorded $2.7 million in 2005 for impairments of long-lived assets and other related costs in the Precision Engine segment as a result of the re-sourcing of certain Windsor, Connecticut component manufacturing to a lower cost supply base. This amount includes an estimated $2.5 million impairment to the carrying value of certain machinery and equipment in the Windsor, Connecticut location that will be sold in the first quarter of 2006. An additional $0.2 million in related costs were recorded in 2005 to prepare equipment for disposal and recognize employee severance costs. Management believes that this reorganization will provide savings to the Precision Engine segment through reduced costs.

Transaction Related Costs. The Predecessor incurred $22.7 million of costs related to the Transactions in the third quarter of 2004. This amount included $16.3 million paid to certain members of management in connection with the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control and $6.4 million for professional services and other fees incurred in support of the Transactions.

Operating Income. Our operating income in 2005 totaled $24.0 million or 6.7% of net sales and was significantly more than the $12.2 million and 3.5% of net sales reported in 2004. The change in operating income was due primarily to the $22.7 million of Transactions costs incurred in 2004, which if excluded, would reflect an operating income result of $34.9 million and 10.1% of sales in 2004. Lower gross profit in the Precision Products segment combined with $1.5 million higher SG&A costs and $2.2 million of added amortization expense to produce operating income of $33.4 million or 11.3% of net sales in that segment of our business. Our Precision Engine segment generated a $9.3 million operating loss in 2005, inclusive of $2.7 million of impairment charges and other costs related to the outsourcing of Windsor, Connecticut operations to a low cost supply base.

Net Income (Loss). The net income for Stanadyne in 2005 totaled $1.8 million or 0.5% of sales and compared favorably to the net loss of $0.9 million and (0.3)% of net sales reported in 2004. The $11.9 million higher operating income in 2005 was offset by $8.0 million in higher net interest expense due to higher debt and interest rates, and $1.3 million of higher income taxes on higher earnings in 2005. Stanadyne recorded $0.3 million of tax expense in 2005 for an effective tax rate of 16.3% as compared to a tax benefit of $1.0 million and an effective tax rate of 50.6% in 2004. The 2004 tax rate included a $0.4 million income tax expense resulting from expiring foreign net operating losses.

Net loss for Holdings in 2005 totaled $2.9 million and was $4.7 million less than the net income reported for Stanadyne due to $7.5 million of additional interest expense on the Discount Notes, partially offset by $2.8 million of income tax benefits. Holdings recorded $2.5 million of tax benefit in 2005 for an effective tax rate of 45.0% as compared to Stanadyne’s tax expense of $0.3 million and an effective tax rate of 16.3% in 2005.

The Period August 6, 2004 through December 31, 2004 for the Company and the Period January 1, 2004 through August 5, 2004 for the Predecessor Compared to 2003

Net Sales. Net sales in 2004 totaled $346.6 million and were $56.4 million or 19.4% higher than the $290.2 million recorded in 2003. Sales by operating segment indicate all of the year-over-year increase took place in the Company’s Precision Products business where 2004 revenues of $288.6 million were 28.4% more than the prior year, while Precision Engine 2004 revenues of $58.4 million were 10.7% less than 2003.

Precision Products sales totaled $288.6 million in 2004, reflecting an increase of $63.8 million or 28.4% from 2003 sales of $224.8 million. Sales to the OEM and service markets, as well as all of the major product lines contributed to the sales increase from the prior year. Sales of fuel pumps, injectors and filtration products in 2004 increased from the prior year by $61.4 million or 29%, lead by an increase in demand for fuel injection equipment from Deere. Year-over-year sales to Deere increased by $36.4 million and included $5.0 million in added sales from the new IFS product. Sales of PCA products increased by $2.4 million or 18.4% in 2004, due to higher demand for engine components from Caterpillar. Sales to the OEM markets increased by $33.8 million or 29.7% from 2003, driven by higher demand for fuel injection equipment from Deere, Ford Motor Company (“Ford”), Caterpillar and GEP. Sales to the service markets were $30.0 million or 27.0% higher in 2004 than in 2003 and included increases of $7.9 million in the demand for DS fuel pumps supplied to GM, $10.7 million is sales of replacement fuel filter elements and $2.8 million for fuel pumps supplied to the U.S. military. These increases were only partially offset by declines and $1.9 million and $1.4 million in sales of diesel fuel injection equipment to SISU and Perkins Engine, respectively.

Precision Engine sales totaled $58.4 million in 2004 and were $7.0 million or 10.7% less than the prior year. Sales in 2004 to OEM customers were relatively unchanged overall from the prior year. Increased demand in 2004 from DCX, primarily for VTAA’s used in their 3.5 liter engine powering the Pacifica and 300 vehicles, resulted in a $4.5 million increase in sales. This increase was offset by $2.4 million lower sales of 1.6 liter engine rocker arm assemblies to Tritec in 2004 due primarily to a customer inventory reduction in the third quarter. This increase was also offset by $2.1 million lower sales of tappets sold to Ford related to the planned phase-out of production of the Escort. Aftermarket sales of hardenable iron tappets in 2004 was $7.0 million lower than the prior year, due to customer inventory reductions early in the year and added competition from foreign suppliers.

Gross Profit. Gross profit for the Company totaled $69.8 million or 20.1% of net sales in 2004 as compared to $56.1 million or 19.3% of net sales in 2003. Gross profit results by operating segment followed the changes in sales reported above, with higher gross profit in Precision Products more than offsetting lower gross profit in Precision Engine.

Precision Products gross profit in 2004 of $70.2 million or 24.3% of net sales was significantly higher than the 2003 gross profit of $51.0 million or 22.7% of net sales. All of this improvement was due to additional operating leverage from higher sales volumes in 2004 and a more favorable mix of higher margin aftermarket sales of fuel pump and fuel filter products. Gross profits were unfavorably impacted in 2004 by higher manufacturing costs that included premiums incurred for expedited production ramp up of the new IFS product and higher levels of overtime and inefficiencies associated with the significant increase in demand for virtually all of the segment’s products. Surcharges for materials and purchased components related to the increased global demand for raw materials, negatively impacted gross profit in 2004 by approximately $0.9 million.

Precision Engine gross profit in 2004 was a negative $0.5 million or (0.8)% of net sales as compared to $5.1 million and 7.8% of net sales in 2003. A combination of lower sales volumes, particularly for product sold to the aftermarket, and increased manufacturing and overhead costs in this segment, resulted in the negative gross margin. In the third quarter of 2004, segment management introduced an Operational Performance Improvement Plan for the business that included several Lean manufacturing, Six Sigma and competitive sourcing initiatives scheduled for implementation from late 2004 through 2005. Driven primarily by negative results in the third quarter of 2004, some signs of improved gross profit in the fourth quarter of 2004 were not enough to erase the losses recorded earlier in the year. Material cost surcharges related to the increased global demand for raw materials negatively impacted gross profit in 2004 by approximately $1.0 million.

Selling, General and Administrative Expense (“SG&A”). SG&A in 2004 totaled $31.8 million and 9.2% of net sales as compared to the $29.3 million and 10.1% of net sales reported in 2003. A majority of this $2.5 million increase was concentrated in the Precision Products segment. SG&A cost increases in this segment during 2004 included an additional $0.5 million in employee profit sharing expenses based on higher earnings and $0.9 million in freight on sales associated with increased business levels and expedited delivery during the year. Foreign SG&A increased by $0.3 million due to the impact of the strengthening Euro on the Company’s cost of operations in Italy and France. The SG&A costs in the Precision Engine segment increased by $0.2 million in 2004 due primarily to $0.1 million higher post-retirement healthcare costs and $0.1 million increase in product engineering expenses.

Amortization of Intangibles. Amortization of intangible assets increased to $2.2 million in 2004 from $1.4 million in 2003. This increase reflected the additional amortization resulting from the valuation of the Company’s intangible assets, including technology, trademarks and customer contracts acquired as part of the Transactions.

Transaction Related Costs. The predecessor company incurred approximately $22.7 million of costs related to the Transactions in the third quarter of 2004. This amount included $16.3 million paid to certain members of management in connection with the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control; and $6.4 million for professional services and other fees incurred in support of the Transactions.

Operating Income. Operating income in 2004 was $12.2 million or 3.5% of net sales and was significantly less than the $24.3 million and 8.4% of net sales reported in 2003. If Transactions costs incurred in the third quarter of 2004 were excluded, the operating income would have been $34.9 million or 10.1% of net sales. Higher gross profit in the Precision Products segment during 2004 was partially offset by added SG&A costs, resulting in operating income of $39.0 million after adding back transaction related costs or 11.3% of net sales versus $22.5 million or 10.0% of net sales in 2003. Operating income in the Precision Engine segment was negative $4.1 million or (7.0)% of net sales in 2004 as compared to a positive $1.8 million and 2.7% of net sales in 2003. The decline in this segment was due primarily to significantly lower gross profit in 2004 and further reduced by increased SG&A costs.

Net (Loss) Income. The net loss for Stanadyne in 2004 totaled $0.9 million due to $22.7 million of Transactions costs versus $9.1 million of net income in 2003. There was $5.8 million of additional net interest expense due to higher debt in 2004 compared to 2003. Stanadyne’s effective tax rates were 50.6% in 2004 and 43.7% in 2003. These tax rates included ($0.4) million and $1.4 million in taxes in 2004 and 2003 respectively, resulting from expiring foreign net operating losses.

Net loss for Holdings in 2004 totaled $1.0 million and was $0.1 million less than the net income reported for Stanadyne due to $0.2 million of additional interest expense on the Discount Notes, partially offset by $0.1 million of income tax benefits. Holdings recorded $1.0 million of tax benefit in 2004 for an effective tax rate of 49.3% as compared to Stanadyne’s tax benefit of $0.1 million and an effective tax rate of 50.6% in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $28.3 million was available for borrowing at December 31, 2005. The Company occasionally utilizes capital leasing, and for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. In addition, subject to the restrictions in Stanadyne’s lending agreements, supplemental senior or other indebtedness may be incurred from time to time to finance acquisitions, capital expenditures or other general corporate purposes.

Indebtedness for Stanadyne as of December 31, 2005, totaled $228.0 million and was comprised of $160.0 million of Notes, $64.2 million in domestic term loans, no borrowings under the domestic revolving credit lines and for the foreign subsidiaries, overdraft facilities of $2.9 million with local financial institutions and $0.9 million of foreign term debt. The Company had cash on hand at December 31, 2005 of $23.1 million. Indebtedness for Holdings included an additional $65.6 million of Discount Notes at December 31, 2005.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash flows in 2004 were significantly impacted by $23.1 million of cash disbursements made in connection with the Transactions. The major elements of the Transactions cash flows were $6.8 million to prepare and market the sale of Stanadyne and $16.3 million to certain members of management and employees of Stanadyne to settle stock option awards and compensate for sale-related activities.

Cash Flows from Operating Activities. Net cash flows provided by operating activities for Stanadyne totaled $17.6 million, $16.6 million and $36.1 million in 2005, 2004 and 2003, respectively. The 2004 cash flows included $23.1 million of disbursements associated with the Transactions, which, if removed, would reflect cash from operating activities of $39.7 million. When compared to this amount, cash flows in 2005 were $22.1 million less than 2004 due primarily to $11.5 million in 2005 cash contributions to the Company’s defined benefit pension plans and $10.9 million lower 2005 operating income.

Excluding pension amounts, changes in current asset and liability accounts to support higher business levels in 2005 consumed $3.6 million in cash. Higher accounts receivable consumed $3.4 million in cash during 2005 due to the increased sales levels. Cash flows from inventory changes were a positive $0.1 million overall, comprised of a $1.3 million increase in Precision Engine related to the re-sourcing activities, offset by a $1.4 million reduction in Precision Products inventories. New customer tooling reimbursements provided $2.4 million in cash flows. Accounts payable and accrued liabilities declined $2.7 million in 2005 due to lower accruals for income taxes, employee health benefits and workers compensation costs.

Cash flows from operating activities for Holdings were $17.4 million and $17.0 million for 2005 and 2004, respectively. Cash flows from operating activities for Holdings were $0.2 less than Stanadyne in 2005 and $0.4 million more than Stanadyne in 2004. In 2005, lower net income of Holdings of $4.7 million was offset by higher amortization expenses for debt discount and deferred financing fees of $7.5 million which were reduced by a deferred tax benefit of $3.2 million. The difference is a result of $0.4 million residual of deferred financing fees for the Discount Notes accrued at the end of 2004 and paid in 2005 offset by borrowings of $0.1 million from Stanadyne. In 2004, lower net income of Holdings of $0.1 million was offset by higher amortization expenses for debt discount and deferred financing fees of $0.2 million which were reduced by a deferred tax benefit of $0.1 million.

Cash Flows from Investing Activities. Our capital expenditures totaled $11.7 million, $12.9 million and $12.8 million in 2005, 2004 and 2003, respectively. These amounts reflect cash outlays for the purchase of machinery and equipment and the maintenance of existing facilities. Management estimates that the Company has historically spent, and will continue to spend, approximately $5.0 to $6.0 million annually on maintenance of plant and equipment. The remaining non-maintenance capital expenditures represent cash outlays for equipment, machinery or plant expansion in order to support new product and new customer opportunities, to effect cost reductions through process improvements, and to increase capacity to support increased production volumes for existing products. Capital expenditures in 2005 included approximately $3.6 million for new product programs including $1.3 million for the GDI pump.

Cash Flows From Financing Activities. Cash flows for Stanadyne from financing activities resulted in net (reductions) and increases in cash of $(0.7) million, $222.0 million and $(9.2) million in 2005, 2004 and 2003, respectively.

Cash flows from financing activities in 2005 in our U.S.-based operations included scheduled principal payments against the Term Loans totaling $0.7 million. There were no borrowings against the Revolving Credit Lines in 2005, which after reductions for outstanding letters of credit, represented $28.3 million of available liquidity.

Cash flows from financing activities in our foreign operations in 2005 included $0.4 million of additional overdraft borrowings in SpA to support working capital needs. Cash flow financing activities for SAPL in 2005 included a scheduled reduction to term loans of $0.3 million and a $0.2 million increase in revolving credit. Payments of foreign capital lease obligations in SpA totaled $0.3 million in 2005.

Foreign indebtedness and borrowings against SpA’s overdraft facilities totaled $2.6 million at both December 31, 2005 and 2004. An increase in borrowings of $0.4 million in 2005 was offset by a change in the foreign exchange rate for the Euro. There was a decrease in borrowings of $0.3 million in 2004. Combined borrowings against SAPL’s term loans and overdraft facilities totaled $1.2 million and $1.3 million at December 31, 2005 and 2004, respectively, reflecting a decrease in borrowings of $0.1 million in 2005 and a decrease in borrowings of $0.2 million in 2004. Investments in the share capital of SAPL by the minority partner provided an additional $0.3 million in cash during 2003.

Cash flows for Holdings from financing activities resulted in net (reductions) and increases in cash of $(0.8) million and $224.5 million in 2005 and 2004, respectively. The $0.1 million reduction in 2005 compared to

Stanadyne was for payments of loan origination fees. There was no difference overall in Holdings’ net cash flows provided by financing activities in 2004 when compared to Stanadyne; however changes consisted of a combination of $58.1 million in proceeds of Discount Notes offset by $2.2 million in loan origination fees and a $55.9 million dividend and return of capital payment.

With respect to its U.S. indebtedness, in 2004 Stanadyne established new financing facilities as a result of the Transactions. In August of 2004, there was $105.0 million in contributions of capital from the new equity owners, $160.0 million in New Notes, $65.0 million in New Term Loans and $35 million of availability in revolving credit facilities. A portion of these proceeds were applied to retire $86.5 million in term loans and Old Notes. Stanadyne incurred and capitalized $16.0 million in loan origination costs as a result of the new debt from the Transactions.

In the fourth quarter of 2003, Stanadyne replaced the domestic senior bank credit facility. The new senior bank facility was structured as $25.0 million of term loans and $40.0 million in revolving credit notes. Stanadyne incurred and capitalized $1.5 million in debt issuance costs related to this new facility. During 2003, Stanadyne paid down domestic term debt of $34.8 million with proceeds from refinancing and cash provided from operations. In 2002, principal payments of long-term debt totaled $5.6 million and $5.4 million in the revolving credit facility. Also during 2003, Stanadyne retired $10.0 million in Old Notes and realized a $0.7 million gain after the write off of unamortized debt issuance costs of $0.2 million.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for Stanadyne’s foreseeable working capital needs, planned capital expenditures and debt service obligations including scheduled amortization totaling $0.7 million in 2006. At December 31, 2005, Stanadyne had $35 million in the revolving credit line available through August 6, 2009, of which $6.7 million was used for standby letters of credit. Stanadyne’s ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Holdings’ subsidiaries. The Discount Notes are effectively subordinated to all of Stanadyne’s secured debt. Holdings does not have independent financial resources to pay the Discount Notes. Holdings was in compliance with the covenants of the Discount Notes as of December 31, 2005.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all of our domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Qualified Plan’s investment allocation, and peer comparisons. The Company selected the 8.75% expected return assumption used for 2005 net periodic pension expense with input from the Qualified Plan investment advisor. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Qualified Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, the Company used an expected long-term rate of return assumption of 8.75% for 2005 and 2004. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. The discount rate of 5.75% established for December 31, 2005, represented a reduction of 25 basis points from the 6.00% used at December 31, 2004. The decrease in the discount rate selected is consistent with the decrease in market yields on high quality fixed income securities which occurred between December 31, 2004 and December 31, 2005. In the past, we used the Moody’s Aa rate as a key reference point for discount rate selection, but because of difficulties in accessing this rate, the Company no longer considers this benchmark. In selecting the discount rate assumption, we rely on the results of a cash flow model based on the Citigroup Pension Discount Curve. Under this approach, we discounted the expected future benefit payments under the Company’s pension plan using the discount curve, and solved for the single discount rate that would produce the same present value.

The assumed average salary compensation increase was reduced to 4% for the 2005 and 2004 measurement to reflect the current economic conditions. No compensation increase rate is applicable for the hourly plans, as they are flat pay for each year of service (regardless of compensation earned).

The value of the Qualified Plan assets increased to $66.8 million at December 31, 2005 from $53.5 million at December 31, 2004. Despite a strong recovery in 2005 investment performance, declining discount rates resulted in an increase in the Qualified Plan unfunded benefit obligation. The Company expects there will be no minimum required contribution to the Qualified Plan in 2006. In 2005 the Company contributed $11.5 million for the 2004 plan year to achieve a current liability funding level of 90%.

As of December 31, 2005, the fair value of assets of the Company’s pension plan was more than the accumulated benefit obligation of the plan. As a result, the Company was not required to record an additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). As of December 31, 2005, the accumulated benefit obligation was less than the accrued benefit cost of the Company’s nonqualified supplemental retirement plans. This resulted in an additional minimum liability of $0.14 million, a non-cash charge to accumulated other-comprehensive income of $0.14 million offset by a deferred tax asset of $0.06 million. As of December 31, 2004, the fair value of assets of the Company’s pension plan was more than the accumulated benefit obligation of the plan. As a result, the Company was no longer required to record an additional minimum pension liability in accordance with SFAS No. 87. As of December 31, 2003, the fair value of assets of the Company’s pension plan was less than the accumulated benefit obligation of the plan. As a result, the Company was required to record an additional minimum pension liability in accordance with SFAS No. 87. This resulted in an additional minimum liability of $3.0 million, an intangible asset of $1.6 million (representing the amount of unrecognized prior service cost), a non-cash charge to accumulated other-comprehensive income of $1.4 million offset by a deferred tax asset of $0.6 million.

Off Balance-Sheet Obligations

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2005, the Company had the following obligations and commitments:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$1,966	$1,123	$724	$119	$—
Capital Leases	487	245	242	—	—
Senior Subordinated Debt	160,000	—	—	—	160,000
Interest on Fixed Rate Debt	144,000	16,000	32,000	32,000	64,000
Long-Term Debt (1)	67,976	3,844	1,890	62,242	—
Purchase Obligations (2)	4,635	4,635	—	—	—
Other Long-Term Liabilities (3)	8,870	571	1,000	1,471	5,828

Total - Stanadyne	387,934	26,418	35,856	95,832	229,828

Unsecured Notes	100,000	—	—	—	100,000
Interest on Unsecured Notes	66,000	—	—	—	66,000

Total – Holdings	$553,934	$26,418	$35,856	$95,832	$395,828

(1)	No interest expense has been included in the obligation due to uncertainty of the underlying variable interest rates.
(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

Product Warranty Reserves. The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. Liability reserves are determined by applying historical warranty experience rates to current period product sales. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Inventory Reserves. The Company maintains its inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for its domestic inventory and on a first-in, first-out (“FIFO”) basis for its foreign inventory. When conditions warrant (usually highlighted by slow-moving product or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, the Company reviews and identifies all inventories in excess of three years’ sales requirements. The Company reserves for this “slow moving” inventory as it has no realizable value. If business conditions change during the year, this evaluation is conducted more frequently.

Pension and Other Postretirement Benefits. The Company provides for pension and other postretirement benefits and makes assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine its net periodic pension and postretirement health care cost. These estimates are based on the Company’s best judgment, including consideration of both current and future market conditions. The Company considers both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under SFAS No. 87 could increase or decrease.

Self-Insurance Reserves. The Company is self-insured for a substantial portion of its health care and workers’ compensation insurance programs. With advice and assistance from outside experts, reserves are established using estimates based on, among other factors, reported claims to date, prior claims history, and projections of claims incurred but not reported. Future medical cost trends are incorporated in the projected costs to settle existing claims. If actual results in any of these areas change from prior periods, adjustments to recorded reserves may be required.

NEW ACCOUNTING STANDARDS

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, “Share-Based Payments (revised 2004),” (“SFAS No. 123R”). This statement supersedes the intrinsic value measurement provisions of APB Opinion No. 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for stock options, and the Company will be required to expense the grant date fair value of the Company’s stock options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit line and term loans approximate fair value. The revolving credit line is priced daily and the term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and term loans would have increased or decreased the 2005 interest expense by $0.4 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2005 was approximately $153.0 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2005 was approximately $50.1 million.

Foreign Currency Risk. The Company has operating subsidiaries in Italy, Brazil and India and a branch office in France, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. Historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also prices its products in currencies other than the currency of manufacture. Foreign currency exchange gains totaled $0.6 million in 2005 and $0.3 million in 2004. A majority of the foreign currency exchange gains in 2005 and 2004 were related to the Company’s operations in Brazil. Effective with the beginning of the third quarter of 2002, the Company determined that $2.2 million of intercompany debt between Precision Engine Products Corp. (“PEPC”) and PEPL should be considered a long-term-investment. Foreign exchange related gains and losses on this intercompany debt are excluded from operating income and included in other comprehensive income (loss). The Company does not hedge against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

Page
STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)

F-4

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the period for the Year Ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)

F-6

STANADYNE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-7

Consolidated Statements of Operations for the Year Ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)

F-8

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)

F-9

Consolidated Statements of Cash Flows for the period for the Year Ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to August 5, 2004 (Predecessor) and for the Year Ended December 31, 2003 (Predecessor)

F-10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stanadyne Holdings, Inc.

Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Stanadyne Holdings, Inc. and subsidiaries (“Holdings”) as of December 31, 2005 and 2004 (Successor) and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor), the period from January 1, 2004 to August 5, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor). These consolidated financial statements are the responsibility of Holding’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005, for the period from August 6, 2004 to December 31, 2004, the period from January 1, 2004 to August 5, 2004, and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stanadyne Corporation

Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (“Stanadyne”) as of December 31, 2005 and 2004 (Successor), and the related consolidated statements of operations, changes in stockholder’s equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 (Successor), the period from August 6, 2004 to December 31, 2004 (Successor), the period from January 1, 2004 to August 5, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor). These consolidated financial statements are the responsibility of Stanadyne’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Stanadyne is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Stanadyne’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanadyne as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005, for the period from August 6, 2004 to December 31, 2004, the period from January 1, 2004 to August 5, 2004, and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

March 27, 2006

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$23,081	$18,721
Accounts receivable, net of allowance for uncollectible accounts of $713 and $577 as of December 31, 2005 and 2004, respectively	47,303	44,352
Inventories, net	40,970	41,877
Prepaid expenses and other assets	4,391	3,261
Deferred income taxes	3,470	8,529

Total current assets	119,215	116,740
Property, plant and equipment, net	119,651	133,513
Goodwill	146,439	146,427
Intangible and other assets, net	103,775	110,391

Total assets	$489,080	$507,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,660	$25,110
Accrued liabilities	34,396	45,506
Current maturities of long-term debt	3,844	3,624
Current installments of capital lease obligations	235	331

Total current liabilities	63,135	74,571
Long-term debt, excluding current maturities	289,717	283,425
Deferred income taxes	38,199	47,921
Capital lease obligations, excluding current installments	236	530
Other noncurrent liabilities	47,392	45,468

Total liabilities	438,679	451,915

Minority interest in consolidated subsidiary	71	201

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01, 150,000,000 authorized shares, 105,000,001 shares issued, 104,950,001 and 105,000,001 outstanding shares as of December 31, 2005 and 2004, respectively	1,050	1,050
Additional paid-in capital	52,185	52,185
Other accumulated comprehensive (loss) income	(258)	1,410
(Accumulated deficit) retained earnings	(2,619)	310
Treasury stock, at cost, 50,000 shares as of December 31, 2005	(28)	—

Total stockholders’ equity	50,330	54,955

Total liabilities and stockholders’ equity	$489,080	$507,071

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Net sales	$359,354	$143,481	$203,100	$290,199
Costs of goods sold	292,333	114,150	162,665	234,108

Gross profit	67,021	29,331	40,435	56,091
Selling, general and administrative expenses	40,353	14,648	20,240	31,817
Impairments of long-lived assets and other related costs	2,703	—	—	—
Transaction related costs	—	—	22,702	—

Operating income (loss)	23,965	14,683	(2,507)	24,274
Other income (expense):
Gain from extinguishment of debt	—	—	—	715
Interest income	537	46	95	53
Interest expense	(30,059)	(9,216)	(5,213)	(9,262)

(Loss) income before income tax (benefit) expense and minority interest	(5,557)	5,513	(7,625)	15,780
Income tax (benefit) expense	(2,498)	1,063	(2,105)	6,897

(Loss) income before minority interest	(3,059)	4,450	(5,520)	8,883
Minority interest in loss (income) of consolidated subsidiary	130	(5)	41	245

Net (loss) income	$(2,929)	$4,445	$(5,479)	$9,128

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

				Accumulated	(Accumulated
			Additional	Other	Deficit)
			Paid-In Capital	Comprehensive (Loss) Income	Retained Earnings	Treasury		Comprehensive Income (Loss)	Total
	Shares	Amount				Shares	Amount
January 1, 2003 (Predecessor)	1,000	$—	$59,858	$(4,174)	$11,635	—	$ —		$67,319

Comprehensive income:
Net income					9,128			$9,128	9,128

Other comprehensive income -
Foreign currency translation adjustments				4,449				4,449	4,449
Additional pension liability, net of tax of $766				1,204				1,204	1,204

Other comprehensive income								5,653

Comprehensive income								$14,781

December 31, 2003 (Predecessor)	1,000	—	59,858	1,479	20,763	—	—		82,100

Comprehensive income:
Net loss					(5,479)			$(5,479)	(5,479)

Other comprehensive income -
Foreign currency translation adjustments				(26)				(26)	(26)

Other comprehensive loss								(26)

Comprehensive loss								$(5,505)

August 5, 2004 (Predecessor)	1,000	$—	$59,858	$1,453	$15,284	—	$ —		$76,595

Initial capitalization – August 6, 2004	105,000,001	$1,050	$103,950	$—	$—	—	$ —		$105,000
Comprehensive income:
Net income					4,445			$4,445	4,445

Other comprehensive income -
Foreign currency translation adjustments				1,410				1,410	1,410

Other comprehensive income								1,410

Comprehensive income								$5,855

Return of capital and dividends paid (Note 14)			(51,765)		(4,135)				(55,900)

December 31, 2004 (Successor)	105,000,001	1,050	52,185	1,410	310	—	—		54,955

Comprehensive income:
Net loss					(2,929)			$(2,929)	(2,929)

Other comprehensive loss -
Foreign currency translation adjustments				(1,581)				(1,581)	(1,581)
Additional pension liability, net of tax of $55				(87)				(87)	(87)

Other comprehensive loss								(1,668)

Comprehensive loss								$(4,597)

Purchase of treasury stock, at cost	(50,000)	—				50,000	(28)		(28)

December 31, 2005 (Successor)	104,950,001	$1,050	$52,185	$(258)	$(2,619)	50,000	$ (28)		$50,330

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,929)	$4,445	$(5,479)	$9,128
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,957	9,454	11,970	19,738
Amortization of debt issuance costs	9,490	1,031	434	952
Deferred income taxes	(4,058)	642	(4,425)	480
(Loss) income applicable to minority interest	(130)	5	(41)	(245)
Loss on disposal and impairments of property, plant and equipment	2,506	25	187	144
Changes in assets and liabilities:
Accounts receivable	(3,419)	(2,536)	(2,457)	(5,095)
Inventories	93	2,055	(7,610)	4,251
Prepaid expenses and other assets	2,910	(695)	(50)	(416)
Due from/(to) Stanadyne Automotive Holding Corp.	—	—	38	(53)
Accounts payable	(3,529)	(9,116)	11,239	2,449
Accrued liabilities	(11,038)	254	16,242	4,191
Other noncurrent liabilities	2,535	(8,614)	15	601

Net cash provided by (used in) operating activities	17,388	(3,050)	20,063	36,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,683)	(6,575)	(6,361)	(12,815)
Proceeds from disposal of property, plant and equipment	37	—	5	4
Acquisition, net of cash acquired	—	(225,026)	—	—

Net cash used in investing activities	(11,646)	(231,601)	(6,356)	(12,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of common stock issuance	—	105,000	—	—
Payments of loan origination fees	(168)	(18,279)	—	(1,527)
Proceeds from long-term debt	—	283,145	—	25,000
Proceeds from foreign long-term debt	12	—	—	1,451
Net proceeds (payments) on foreign overdraft facilities	581	(732)	476	538
Payments on long-term debt	(923)	(88,658)	(2,852)	(34,779)
Payments on capital lease obligations	(314)	(84)	(127)	(141)
Proceeds from investment by minority interest	—	—	—	251
Dividends and return of capital paid	—	(55,900)	—	—
Purchase of treasury stock	(28)	—	—	—

Net cash (used in) provided by financing activities	(840)	224,492	(2,503)	(9,207)

Net increase (decrease) in cash and cash equivalents	4,902	(10,159)	11,204	14,107
Effect of exchange rate changes on cash and cash equivalents	(542)	(336)	35	(813)
Cash and cash equivalents at beginning of period	18,721	29,216	17,977	4,683

Cash and cash equivalents at end of period	$23,081	$18,721	$29,216	$17,977

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the period August 6, 2004 through December 31, 2004 and 2003, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $53 and $543, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$23,081	$18,376
Accounts receivable, net of allowance for uncollectible accounts of $713 and $577 as of December 31, 2005 and 2004, respectively	47,303	44,352
Inventories, net	40,970	41,877
Prepaid expenses and other assets	4,372	3,253
Deferred income taxes	3,470	8,529

Total current assets	119,196	116,387
Property, plant and equipment, net	119,651	133,513
Goodwill	146,439	146,427
Intangible and other assets, net	101,659	108,129
Due from Stanadyne Holdings, Inc.	130	—

Total assets	$487,075	$504,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,660	$24,855
Accrued liabilities	34,388	45,383
Current maturities of long-term debt	3,844	3,624
Current installments of capital lease obligations	235	331

Total current liabilities	63,127	74,193
Long-term debt, excluding current maturities	224,132	225,068
Deferred income taxes	41,019	48,007
Capital lease obligations, excluding current installments	236	530
Other noncurrent liabilities	47,392	45,468

Total liabilities	375,906	393,266

Minority interest in consolidated subsidiary	71	201

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive (loss) income	(258)	1,410
Retained earnings	6,356	4,579

Total stockholders’ equity	111,098	110,989

Total liabilities and stockholders’ equity	$487,075	$504,456

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Net sales	$359,354	$143,481	$203,100	$290,199
Costs of goods sold	292,333	114,150	162,665	234,108

Gross profit	67,021	29,331	40,435	56,091
Selling, general and administrative expenses	40,289	14,647	20,240	31,817
Impairments of long-lived assets and other related costs	2,703	—	—	—
Transaction related costs	—	—	22,702	—

Operating income (loss)	24,029	14,684	(2,507)	24,274
Other income (expense):
Gain from extinguishment of debt	—	—	—	715
Interest income	537	46	95	53
Interest expense	(22,598)	(8,998)	(5,213)	(9,262)

Income (loss) before income tax expense (benefit) and minority interest	1,968	5,732	(7,625)	15,780
Income tax expense (benefit)	321	1,148	(2,105)	6,897

Income (loss) before minority interest	1,647	4,584	(5,520)	8,883
Minority interest in loss (income) of consolidated subsidiary	130	(5)	41	245

Net income (loss)	$1,777	$4,579	$(5,479)	$9,128

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in Capital	Comprehensive (Loss) Income	Retained Earnings	Comprehensive Income (Loss)	Total
	Shares	Amount
January 1, 2003 (Predecessor)	1,000	$—	$59,858	$(4,174)	$11,635		$67,319

Comprehensive income:
Net income					9,128	$9,128	9,128

Other comprehensive income -
Foreign currency translation adjustments				4,449		4,449	4,449
Additional pension liability, net of tax of $766				1,204		1,204	1,204

Other comprehensive income						5,653

Comprehensive income						$14,781

December 31, 2003 (Predecessor)	1,000	—	59,858	1,479	20,763		82,100

Comprehensive income:
Net loss					(5,479)	$(5,479)	(5,479)

Other comprehensive income -
Foreign currency translation adjustments				(26)		(26)	(26)

Other comprehensive loss						(26)

Comprehensive loss						$(5,505)

August 5, 2004 (Predecessor)	1,000	$—	$59,858	$1,453	$15,284		$76,595

Initial capitalization – August 6, 2004	1,000	$—	$105,000	$—	$—		$105,000
Comprehensive income:
Net income					4,579	$4,579	4,579

Other comprehensive income -
Foreign currency translation adjustments				1,410		1,410	1,410

Other comprehensive income						1,410

Comprehensive income						$5,989

December 31, 2004 (Successor)	1,000	—	105,000	1,410	4,579		110,989

Comprehensive income:
Net income					1,777	$1,777	1,777

Other comprehensive loss -
Foreign currency translation adjustments				(1,581)		(1,581)	(1,581)
Additional pension liability, net of tax of $55				(87)		(87)	(87)

Other comprehensive loss						(1,668)

Comprehensive income						$109

December 31, 2005 (Successor)	1,000	$—	$105,000	$(258)	$6,356		$111,098

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,777	$4,579	$(5,479)	$9,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,957	9,454	11,970	19,738
Amortization of debt issuance costs	2,029	813	434	952
Deferred income taxes	(869)	728	(4,425)	480
(Loss) income applicable to minority interest	(130)	5	(41)	(245)
Loss on disposal and impairments of property, plant and equipment	2,506	25	187	144
Changes in assets and liabilities:
Accounts receivable	(3,419)	(2,536)	(2,457)	(5,095)
Inventories	93	2,055	(7,610)	4,251
Prepaid expenses and other assets	2,467	(687)	(50)	(416)
Due (to)/from Holdings or Stanadyne Automotive Holding Corp.	(130)	—	38	(53)
Accounts payable	(3,274)	(9,371)	11,239	2,449
Accrued liabilities	(10,923)	130	16,242	4,191
Other noncurrent liabilities	2,535	(8,614)	15	601

Net cash provided by (used in) operating activities	17,619	(3,419)	20,063	36,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,683)	(6,575)	(6,361)	(12,815)
Proceeds from disposal of property, plant and equipment	37	—	5	4
Acquisition, net of cash acquired	—	(225,026)	—	—

Net cash used in investing activities	(11,646)	(231,601)	(6,356)	(12,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of common stock issuance	—	105,000	—	—
Payments of loan origination fees	(82)	(16,010)	—	(1,527)
Proceeds from long-term debt	—	225,000	—	25,000
Proceeds from foreign long-term debt	12	—	—	1,451
Net proceeds (payments) on foreign overdraft facilities	581	(732)	476	538
Payments on long-term debt	(923)	(88,658)	(2,852)	(34,779)
Payments on capital lease obligations	(314)	(84)	(127)	(141)
Proceeds from investment by minority interest	—	—	—	251

Net cash (used in) provided by financing activities	(726)	224,516	(2,503)	(9,207)

Net increase (decrease) in cash and cash equivalents	5,247	(10,504)	11,204	14,107
Effect of exchange rate changes on cash and cash equivalents	(542)	(336)	35	(813)
Cash and cash equivalents at beginning of period	18,376	29,216	17,977	4,683

Cash and cash equivalents at end of period	$23,081	$18,376	$29,216	$17,977

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the period August 6, 2004 through December 31, 2004 and 2003, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $53 and $543, respectively.

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1) Business and Transactions

Consolidation. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding stock of Stanadyne Automotive Holding Corp. (“SAHC”). SAHC owns all the outstanding stock of Stanadyne Corporation (together with its consolidated subsidiaries “Stanadyne”). Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company”. Holdings and Stanadyne are separate reporting companies.

Unless separately stated, the notes herein relate to both Holdings and Stanadyne for the year ended December 31, 2005 and for the period August 6, 2004 through December 31, 2004 and to Stanadyne for all other periods.

Description of Business. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s wholly owned subsidiary, Precision Engine Products Corp. (“Precision Engine”), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. Holdings is a holding company with no other operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C.

Basis of Presentation. The consolidated financial statements of Holdings and Stanadyne as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 and for the period from August 6, 2004 to December 31, 2004 are presented on a Successor basis. The consolidated financial statements of Stanadyne for the period from January 1, 2004 to August 5, 2004 and for the year ended December 31, 2003 are presented on a Predecessor basis.

On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC, from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders, on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent Holdings and certain other stockholders and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation and a wholly-owned subsidiary of SAHC, which is a wholly-owned subsidiary of Holdings. As a result of such merger, Holdings assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of the notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1) Business and Transactions – (Continued)

a. Transactions

The amounts necessary to consummate the Transactions totaled approximately $330 million, including approximately $221.4 million to pay the then equity holders of SAHC, approximately $88.3 million to repay existing indebtedness and approximately $20.0 million in related fees and expenses.

The Transactions were financed as follows:

•	a cash common equity investment of $105 million in Holdings by an investor group led by funds managed by Kohlberg Management IV, L.L.C. and certain members of management of Stanadyne;

•	KSTA and Stanadyne issued new senior subordinated notes to various qualified institutional buyers for $160 million (see Note 9);

•	KSTA and Stanadyne borrowed $65 million under a new six year term loan senior secured credit facility (see Note 9).

b. Allocation of Purchase Price

The Transactions have been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill, as set forth in the table below. The goodwill resulting from the transaction was approximately $146.9 million. The fair value of the purchase price was allocated as of August 6, 2004 as follows:

Current assets	$111,297
Property, plant and equipment	132,113
Goodwill	146,893
Intangible and other assets	110,609
Deferred income taxes	7,221

Total assets acquired	508,133

Current liabilities	61,674
Capital lease obligations	811
Foreign debt	4,429
Senior subordinated notes (Old Notes)	11,793
Long term deferred income taxes	46,132
Pension and other post-retirement liabilities	53,097
Other long term liabilities	197

Total liabilities	178,133

Net assets acquired	$330,000

The current assets included $23.0 million of acquired cash, of which $11.8 million used for the settlement of the 10.25% Senior Subordinated Notes (the “Old Notes”) (See Note 9).

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1) Business and Transactions – (Concluded)

Intangible assets totaling $110.6 million included $51.1 million of non-amortizing trademarks and trade names, $16.0 million of debt issuance costs with an average useful life of 8.6 years, $24.3 million of technology with an average useful life of 12.8 years, and $18.6 million assigned to customer relationships with an estimated useful life of 10 years.

(2) Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of Holdings include the accounts of Holdings and all of the Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, Precision Engine, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest. The financial statements of SAPL, SpA and PEPL are consolidated on a fiscal year basis ending November 30.

Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be “cash and cash equivalents.”

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract cost and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SpA, PEPL and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2005 and 2004, inventories valued at LIFO represented 82% and 83% of total inventories, respectively.

Property, Plant and Equipment. Property, plant and equipment, including significant improvements thereto, are recorded at cost. Equipment under capital leases is stated at the net present value of minimum lease payments. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets within the following ranges:

Buildings and improvements	15 to 20 years
Machinery and equipment	2 to 12 years
Computer hardware and software	1 to 5 years

Goodwill and Other Intangible Assets. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”) “Goodwill and Other Intangible Assets” and SFAS No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 142 requires the carrying value of goodwill be evaluated for impairment on an annual basis and when other conditions exist by applying a fair value based test. The Company’s annual evaluation of the carrying value of goodwill as of December 31, 2005 and 2004 determined that there was no impairment of goodwill. Significant judgments are required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. Intangible assets consist primarily of technological know-how, trademarks, customer contracts, patents and deferred loan origination costs. Identifiable intangible assets will continue to be amortized over their useful lives of 4 to 18.5 years and be reviewed for impairment in accordance with FAS No. 144.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2) Summary of Significant Accounting Policies – (Continued)

Fair Value of Financial Instruments. Disclosures about fair value of financial instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate such value. The Company has the following financial instruments: cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 9 for fair value disclosures of long-term debt.

Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the revenue is recognized. These estimates are based upon statistical analyses of historical experience of product returns and the related cost.

Pension and Other Postretirement Benefits. The Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation for the pension plans and for the health and life insurance benefits over the average remaining service period of the plan participants. This period approximates the period during which the benefits are earned. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants thereby minimizing any volatility caused by actuarial gains and losses.

Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts.

Foreign Currency Translation. The Company’s policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Worldwide foreign currency transaction gains (losses) of $601, ($10), $319 and $814 are included in the consolidated statements of operations for the year ended December 31, 2005, 148 days ended December 31, 2004, the 218 days ended August 5, 2004, and for the year ended December 31, 2003, respectively.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period.

Research and Development. Research and development (“R&D”) costs incurred for the year ended December 31, 2005, 148 days ended December 31, 2004, the 218 days ended August 5, 2004, and for the year ended December 31, 2003 were $11,685, $4,482, $7,493 and $11,432, respectively, of which $638, $469, $873 and $1,526, respectively, were reimbursed by customers. The net expenses of $11,047, $4,013, $6,620 and $9,906 for the year ended December 31, 2005, 148 days ended December 31, 2004, the 218 days ended August 5, 2004, and for the year ended December 31, 2003, respectively, are included in the consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2) Summary of Significant Accounting Policies – (Continued)

Stock Options. The Company accounts for stock option under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All stock-based compensation expense included in the statements of operations is calculated using the intrinsic-value method prescribed by APB No. 25.

The following table sets forth the effect on net (loss) income for the year ended December 31, 2005, 148 day period ended December 31, 2004 and the year ended December 31, 2003 had the Company applied the fair value recognition provisions of SFAS No. 123 “Accounting For Stock-Based Compensation,” to stock-based employee compensation:

	Successor		Predecessor
Stanadyne Holdings, Inc.	Year Ended December 31, 2005	148 Days Ended December 31, 2004	December 31, 2003
Net (loss) income as reported	$(2,929)	$4,445	$9,128
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	446	359	177

Pro forma net (loss) income	$(3,375)	$4,086	$8,951

	Successor		Predecessor
Stanadyne Corporation	Year Ended December 31, 2005	148 Days Ended December 31, 2004	December 31, 2003
Net income as reported	$1,777	$4,579	$9,128
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	446	359	177

Pro forma net income	$1,331	$4,220	$8,951

The pro forma effects of compensation costs on net income under the fair value method for the period from January 1, 2004 to August 5, 2004 of the Predecessor have not been presented since all options were purchased and expensed in this period.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2) Summary of Significant Accounting Policies - (Concluded)

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting policies most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory reserves for excess or obsolescence, and pension and postretirement benefit liabilities. Actual results could differ from those estimates.

Share-Based Payment. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123, “Share-Based Payments (revised 2004),” (“FAS 123R”). This statement supersedes the intrinsic value measurement provisions of APB Opinion No. 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). FAS 123R will also require companies to measure the cost of employee services received in exchange for stock options, and the Company will be required to expense the grant date fair value of the Company’s stock options. The Company has not yet quantified the impact of FAS 123R.

(3) Inventories

Inventories at December 31 consisted of:

	Successor 2005	Successor 2004
Raw materials	$18,822	$14,523
Work in process	14,321	18,145
Finished goods	7,827	9,209

	$40,970	$41,877

The LIFO asset at December 31, 2005 and 2004 was $6,213 and $7,492, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(4) Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	Successor 2005	Successor 2004
Land	$8,213	$8,598
Building and improvements	27,182	27,338
Machinery and equipment	105,543	93,895
Assets under capital leases	940	1,072
Construction in progress	5,658	10,310

	147,536	141,213
Less accumulated depreciation	27,885	7,700

	$119,651	$133,513

Depreciation expense including amortization of assets acquired under capital leases was $20,525, $7,668, $11,585 and $18,314 for the year ended December 31, 2005, 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively. The net book value of assets acquired under remaining capital leases was $757 and $1,018 at December 31, 2005 and 2004, respectively.

The Company recorded an impairment charge of $2,473 in 2005 for machinery and equipment in the Windsor, Connecticut location of the Precision Engine segment that will be sold in the first quarter of 2006. This impairment is a result of re-sourcing of the Precision Engine segment Windsor, Connecticut component manufacturing to a lower cost supply base.

(5) Goodwill and Intangible and Other Assets

The Company accounts for its long-lived assets with indefinite lives under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 142 the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill for the Company was $146.4 million at December 31, 2005 and 2004.

Major components of intangible and other assets at December 31 consisted of:

	Successor 2005		Successor 2004
Holdings:	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/Trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	3,585	24,300	1,030
Customer contracts	18,600	2,610	18,600	750
Debt issuance costs	18,447	3,081	18,279	820
Other	627	23	718	6

	$113,074	$9,299	$112,997	$2,606

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(5) Goodwill and Intangible and Other Assets - (Concluded)

	Successor 2005		Successor 2004
Stanadyne:	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/Trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	3,585	24,300	1,030
Customer contracts	18,600	2,610	18,600	750
Debt issuance costs	16,092	2,842	16,010	813
Other	627	23	718	6

	$110,719	$9,060	$110,728	$2,599

Amortization expense was $4,432, $1,786, $385, $1,424 and $2,399 for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively. Estimated annual amortization expense of the Company’s intangible assets is expected to be $4,432 in 2006, $4,096 in 2007, $3,599 in 2008, $3,583 in 2009 and $3,495 in 2010.

Amortization of debt discount and deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $9,490, $1,031, $434 and $952 for the year ended December 31, 2005, the 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004 and for the year ended December 31, 2003, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $2,029, $1,786, $385 and $1,424 for the year ended December 31, 2005, the 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004 and for the year ended December 31, 2003, respectively.

(6) Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the year ended December 31, 2005, 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004, and for the year ended December 31, 2003 was $2,452, $1,008, $1,472 and $2,567, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2005 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2006	$245	$1,123
2007	159	519
2008	83	205
2009	—	108
2010	—	11

Total minimum lease payments	487	$1,966

Less: amount representing interest	16

Present value of net minimum capital lease obligations	471
Less: current installments of capital lease obligations	235

Capital lease obligations, excluding current installments	$236

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(7) Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	Successor 2005	Successor 2004	Successor 2005	Successor 2004
Accrued interest	$7,305	$7,486	$7,305	$7,486
Salaries, wages and bonus	7,283	9,715	7,283	9,715
Vacation	5,262	5,476	5,262	5,476
Accrued warranty	4,935	1,973	4,935	1,973
Accrued taxes	2,378	2,838	2,378	2,838
Workers’ compensation	2,009	1,984	2,009	1,984
Retiree health benefits	908	1,020	908	1,020
Pensions	232	11,101	232	11,101
Other	4,084	3,913	4,076	3,790

	$34,396	$45,506	$34,388	$45,383

(8) Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of:

	Successor 2005	Successor 2004
Pensions	$26,784	$23,652
Retiree health benefits	9,785	9,622
Italian leaving indemnity (Note 10)	5,894	6,254
Workers’ compensation	4,241	5,088
Environmental	678	810
Other non-current liabilities	10	42

	$47,392	$45,468

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(9) Long-term Debt

Long-term debt at December 31 consisted of:

	Holdings		Stanadyne
	Successor 2005	Successor 2004	Successor 2005	Successor 2004
Revolving credit lines	$—	$—	$—	$—
Term Loans	64,188	64,837	64,188	64,837
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $34,415 and $41,643 at December 31, 2005 and 2004, respectively	65,585	58,357	—	—
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2008, bearing interest at rates ranging from 5.5% to 7.0%	1,194	1,298	1,194	1,298
Stanadyne, SpA debt, payable to Italian banks through 2006, bearing interest at rates ranging from 2.8% to 2.9%	2,594	2,557	2,594	2,557

	293,561	287,049	227,976	228,692
Less current maturities of long-term debt	3,844	3,624	3,844	3,624

Long-term debt, excluding current maturities	$289,717	$283,425	$224,132	$225,068

On August 6, 2004 as a result of the Transactions, Stanadyne refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the “Term Loans”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160,000.

At December 31, 2005 and 2004, Stanadyne had a total borrowing availability of $28,262 and $28,185, respectively, against the total maximum limit of the $35,000 Revolving Credit Line of which $6,738 and $6,815 were used for standby letters of credit at December 31, 2005 and 2004, respectively. Any amounts outstanding against the Revolving Credit Line are payable on August 6, 2009. If there were any borrowings of the Revolving Credit Line, the interest rate would have been 8.5% at December 31, 2005. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the Revolving Credit Line.

At December 31, 2005 and 2004 the Company had $64,188 and $64,837, respectively, in Term Loans outstanding at various interest rates ranging from 7.83% to 9.75% at December 31, 2005. The Term Loans outstanding at December 31, 2005 are payable in quarterly installments of $162.5 from January 2005 through July 2010 with a final balloon payment of $61,587.5 on August 6, 2010. The Term Loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates.

Payment of the Revolving Credit Line and Term Loans (the “Senior Bank Facility”) is an obligation of Stanadyne Corporation (the “Borrower”) and is guaranteed by SAHC and each domestic subsidiary of SAHC, other than the Borrower (the “Guarantors”). The Senior Bank Facility is secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantor and 65% of the capital stock of SpA, PEPL and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(9) Long-term Debt - (Continued)

Stanadyne had $160,000 of Notes outstanding at December 31, 2005 and 2004 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne Corporation (the “Parent”) and is guaranteed by Precision Engine (the “Subsidiary Guarantor”). In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

Stanadyne had $66,000 of senior subordinated notes issued in 1997 (the “Old Notes”) outstanding at December 31, 2003 at a fixed interest rate of 10.25%. The Old Notes were due on December 15, 2007. Payment of the senior subordinated notes was an obligation of Stanadyne and was guaranteed by Precision Engine. In addition, the Old Notes were subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. Following the Transactions, Stanadyne purchased $54,482 of Old Notes based on the terms of a tender offer dated July 19, 2004. $11,518 of the outstanding balance of Old Notes was called by Stanadyne according to the terms of the original indenture and purchased on September 7, 2004. During 2003, Stanadyne retired $9,950 in Old Notes. As a result of the early retirement of the Old Notes, in 2003 the Company realized a $715 gain after the write off of unamortized debt issuance costs of $225.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12%. The Discount Notes were issued at a discounted price of 58.145% resulting in net proceeds of approximately $58,145 before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Stanadyne or any of the other subsidiaries of Holdings and are effectively subordinated to all of Stanadyne’s secured debt. Holdings was in compliance with the covenants in the Discount Notes as of December 31, 2005. Amortization of original issue discount interest expense was $7,229 and $211 for the year ended December 31, 2005 and for the 148 day period ended December 31, 2004, respectively. Proceeds from the issuance of these Discount Notes were used for a $55,900 distribution/return of capital to Holdings’ common shareholders and $2,245 of related financing costs.

At December 31, 2005 and 2004 and, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 6.0% and 2.7%, respectively.

At December 31, 2005 and 2004, the weighted average interest rate on the Company’s short-term borrowings at SpA was 2.85% and 3.05%, respectively.

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at December 31, 2005 and 2004 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Stanadyne Notes based on bid prices at December 31, 2005 and 2004 was approximately $153,000 and $172,800, respectively. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2005 was approximately $50,125 and due to the issue date of December 20, 2004 was estimated to be at its par value at December 31, 2004 of approximately $58,357.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(9) Long-term Debt - (Concluded)

The aggregate maturities of long-term debt outstanding at December 31, 2005 were:

	Holdings	Stanadyne
2006	$3,844	$3,844
2007	945	945
2008	945	945
2009	653	653
2010	61,589	61,589
Thereafter	225,585	160,000

	$293,561	$227,976

For the year ended December 31, 2005, 148 day period ended December 31, 2004, the 218 day period ended August 5, 2004, and for the year ended December 31, 2003, interest paid by Stanadyne was $20,703, $1,717, $4,122 and $8,598, respectively.

(10) Pensions

The Company has a noncontributory defined benefit pension plan that covers substantially all of the domestic hourly and salaried employees except for Tallahassee hourly employees. Benefits under the pension plan are based on years of service and compensation levels during employment for salaried employees and for the years of service for hourly employees. It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations which typically vary from year to year. The Company believes that the minimum required contribution in 2006 will be zero. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities.

Unrecognized gains and losses exceeding 10% of the accumulated benefit obligation are amortized over the average remaining service period of the plan participants.

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2005 and 2004:

	2005	2004
Change in projected benefit obligations:
Benefit obligation at beginning of year	$87,117	$79,918
Service cost	3,489	3,107
Interest cost	5,167	4,856
Actuarial loss	3,280	1,618
Benefits paid	(2,632)	(2,382)

Benefit obligations at end of year	$96,421	$87,117

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10) Pensions - (Continued)

	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$53,536	$48,203
Actual return on plan assets	4,377	5,768
Employer contribution	11,564	1,947
Benefits paid	(2,632)	(2,382)

Fair value of plan asset at end of year	$66,845	$53,536

Funded status:
Funded status	$(29,576)	$(33,580)
Unrecognized prior service cost	(705)	—
Unrecognized net actuarial loss (gain)	3,407	(1,173)

Accrued pension cost	$(26,874)	$(34,753)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(27,016)	$(34,753)
Accumulated other comprehensive income	142	—

Accrued pension cost	$(26,874)	$(34,753)

The components of the net periodic pension costs were as follows:

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Service cost	$3,489	$1,253	$1,854	$2,866
Interest cost	5,167	1,958	2,898	4,586
Expected return on plan assets	(4,916)	(1,640)	(2,486)	(3,284)
Amortization of prior service costs	(64)	—	103	173
Recognized net actuarial loss	8	—	33	402

Net periodic pension cost	$3,684	$1,571	$2,402	$4,743

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10) Pensions - (Continued)

Actuarial assumptions used in accounting for the pension plans were:

	Successor Year Ended December 31, 2005	Successor Year Ended December 31, 2004
Benefit obligation at year-end:
Assumed average salary compensation increase	4.00%	4.00%
Discount rate	5.75%	6.00%

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Net periodic benefit cost for the year:
Assumed average salary compensation increase	4.00%	4.00%	4.00%	4.00%
Discount rate	6.00%	6.25%	6.25%	6.75%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	8.75%

The assumed average salary compensation increase of 4% reflects the current economic conditions. No compensation increase rate is applicable for the hourly plans, as participants accrue fixed benefits for each year of service (regardless of compensation earned).

The discount rate used to value the pension obligation is developed with consideration given to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. The discount rate of 5.75%, set at December 31, 2005, reflects a decline of approximately 25 basis points during 2005 in the weighted average of Moody’s Baa and Aaa rates (which represents a proxy for the Moody’s Aa rate).

The expected return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the pension plan’s investment allocation, and peer comparisons. The Company has selected an 8.75% per annum investment return assumption for 2005 Statement of Financial Accounting Standards (“SFAS”) SFAS No. 87, “Employers’ Accounting for Pensions” expense purposes. This rate of return is net of investment expenses. This assumption is unchanged from the prior year.

In selecting the expected return assumption, the Company takes into consideration information provided by the pension plan trustee and the pension plan’s actuary. Based on the asset allocation percentages in the Company’s current investment policy, the actuary’s January 2005 investment return model produced a range of expected investment returns over the next 20 years of 6.2% to 9.5%. Based on the 5,000 investment return simulations produced by the model, it is anticipated that a passively invested fund allocated in accordance with the Company’s investment policy would generate an average annual return over the 20-year projection period equal to or in excess of 6.2% three-quarters of the time, while returns of 9.5% or greater would be anticipated 25% of the time. Therefore, the “best-estimate” range, based on this model, is 6.2% to 9.5%. Based on the foregoing considerations, and on the expectation that active management will increase the expected rate of return, the Company believes that an expected return assumption of 8.75% per annum is reasonable.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10) Pensions - (Continued)

Pension amounts shown are determined based on a measurement date of December 31, which coincides with the Company’s fiscal year end.

Contributions to the Qualified Plan for the 2004 plan year made in 2005 were $11.5 million. The Company is not required to make any contributions in 2006 for the 2005 plan year.

Asset management objectives under the pension plan’s investment policy include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The Company’s pension plan asset allocation at December 31, 2005 and 2004 and targeted allocation for 2006 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2006	Successor 2005	Successor 2004
Equity securities	58% - 85%	70.6%	70.1%
Debt securities	15% - 42%	29.3%	29.8%
Real estate	0% - 5%	0.0%	0.0%
Cash equivalents	0% - 5%	0.1%	0.1%

		100.0%	100.0%

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2005 and 2004. Assets are generally rebalanced to the target asset allocation quarterly.

Estimated future benefit payments are as follows:

2006	$3,139
2007	3,480
2008	3,809
2009	4,229
2010	4,685
Subsequent five years	30,948

Additional information for defined pension plans includes:

	December 31, 2005	December 31, 2004
Accumulated benefit obligation	$87,120	$78,121
Increase (decrease) in minimum pension liability included in accumulated other comprehensive income	142	(1,423)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10) Pensions - (Concluded)

Additional information for pension plans with accumulated benefit obligations in excess of plan assets:

	Successor	Successor
	December 31, 2005	December 31, 2004
Projected benefit obligation	$96,421	$87,117
Accumulated benefit obligation	87,120	78,121
Fair value of assets	66,845	53,536

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of other liabilities at December 31, 2005 and 2004 were $6,316 and $6,744, respectively. Leaving indemnity expense was $797, $256, $417 and $612 for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively.

The Company also has two nonqualified plans titled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable to designated employees under the Stanadyne Corporation Pension Plan. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee’s Stanadyne Corporation Pension Plan benefit.

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $328, $113, $155 and $220 for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively. The SERP expense is included in the results for the pension plans.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(11) Postretirement Health Care and Life Insurance

The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees. Full-time employees of the Company (except non-grandfathered employees at the Tallahassee location) may become eligible for those benefits when they reach retirement, provided they are age 57 or older and have at least ten consecutive years of service immediately preceding retirement, if such programs are still in effect.

Effective June 1, 2003, the Company implemented changes to the retiree health plans by standardizing cost sharing guidelines for all U.S. retirees. The Company’s cost commitment for employees who were hired prior to 1997 is one hundred dollars per month per eligible participant prior to becoming Medicare-eligible and fifty dollars per month when Medicare-eligible. Employees hired after 1996 are required to pay the full cost of postretirement medical coverage. Employees who retired before 1998 are eligible for Company-provided life insurance benefits. Employees who retire after 1997 are allowed to purchase life insurance through the Company at full cost.

Unrecognized gains and losses exceeding 10% of the accumulated postretirement benefit obligation are amortized over the average remaining service period of the plan participants.

The following table presents the plan’s change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company’s consolidated balance sheets as of December 31:

	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$11,312	$14,718
Service cost	232	238
Interest cost	601	664
Actuarial gain	(1,026)	(2,482)
Plan participants’ contributions	2,436	2,332
Benefits paid	(3,219)	(4,158)

Benefit obligation at end of year	$10,336	$11,312

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	783	1,826
Plan participants’ contribution	2,436	2,332
Benefits paid	(3,219)	(4,158)

Fair value of plan assets at end of year	$—	$—

Funded status:
Funded status	$(10,336)	$(11,312)
Unrecognized net actuarial (gain) loss	(357)	670

Accrued postretirement cost	$(10,693)	$(10,642)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(11) Postretirement Health Care and Life Insurance – (Concluded)

Net periodic postretirement benefit costs included the following components:

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Service cost	$232	$96	$142	$311
Interest cost	601	268	396	1,077
Amortization of prior service cost	—	—	(1,590)	(2,221)
Recognition of net actuarial loss	—	—	—	154

Net periodic postretirement benefits cost (income)	$833	$364	$(1,052)	$(679)

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	Successor December 31, 2005	Successor December 31, 2004
Benefit obligation at year-end:
Discount rate	5.75%	6.00%
Health care cost trend rates
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

	Successor		Predecessor
	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Net periodic benefit cost:
Discount rate	6.00%	6.25%	6.25%	6.75%
Expected long-term rate of return on assets	N/A	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	N/A	9.50%
Ultimate rate	N/A	N/A	N/A	4.50%

Due to the changes implemented June 1, 2003 to the retiree health plans that standardized cost sharing guidelines for all U.S. retirees, assumed health care costs trend rates do not have a significant effect on amounts reported for the other postretirement plan benefits.

The discount rate used to value the postretirement benefit obligation is identical to the discount rate used to value the pension benefit obligation (see Note 10 - Pensions).

Postretirement health care and life insurance plan amounts shown are determined based on a measurement date of December 31, which coincides with the Company’s fiscal year end.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12) Income Taxes

Income tax expense (benefit) consisted of:

	Current	Deferred	Total
Holdings 2005
Federal	$(64)	$(2,859)	$(2,923)
State	1,044	(1,083)	(39)
Foreign	580	(116)	464

	$1,560	$(4,058)	$(2,498)

148 Days ended December 31, 2004
Federal	$551	$489	$1,040
State	165	130	295
Foreign	310	(582)	(272)

	$1,026	$37	$1,063

Stanadyne 2005
Successor
Federal	$19	$(111)	$(92)
State	591	(642)	(51)
Foreign	580	(116)	464

	$1,190	$(869)	$321

148 Days ended December 31, 2004
Successor
Federal	$551	$561	$1,112
State	165	143	308
Foreign	310	(582)	(272)

	$1,026	$122	$1,148

218 Days ended August 5, 2004
Predecessor
Federal	$1,278	$(3,577)	$(2,299)
State	320	(247)	73
Foreign	319	(198)	121

	$1,917	$(4,022)	$(2,105)

2003
Predecessor
Federal	$5,682	$(354)	$5,328
State	744	(637)	107
Foreign	758	704	1,462

	$7,184	$(287)	$6,897

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12) Income Taxes - (Continued)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) before income taxes as follows:

	Successor		Predecessor
Holdings	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Computed “expected” (benefit) expense	$(1,945)	$1,930	$(2,669)	$5,523
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	(460)	467	(74)	69
Foreign taxes	580	313	316	530
Non-deductible Transaction Costs	—	—	426	—
Federal research and development credit	(150)	(191)	(114)	(130)
Tax benefit of extraterritorial income exclusion	(805)	(530)	(646)	(735)
Rate difference on income of foreign operations	19	7	9	23
Reduction in deferred tax asset for expiring net operating loss	—	—	—	728
Tax benefit for U.S. production activities	(221)	—	—	—
Non-deductible interest on Discount Notes	332	—	—	—
Change in valuation allowance	454	(403)	—	667
Other, net	(302)	(530)	647	222

	$(2,498)	$1,063	$(2,105)	$6,897

	Successor		Predecessor
Stanadyne	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
Computed “expected” expense (benefit)	$689	$2,006	$(2,669)	$5,523
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	(235)	476	(74)	69
Foreign taxes	580	313	316	530
Non-deductible Transaction Costs	—	—	426	—
Federal research and development credit	(150)	(191)	(114)	(130)
Tax benefit of extraterritorial income exclusion	(805)	(530)	(646)	(735)
Rate difference on income of foreign operations	19	7	9	23
Reduction in deferred tax asset for expiring net operating loss	—	—	—	728
Tax benefit for U.S. production activities	(221)	—	—	—
Change in valuation allowance	—	(403)	—	667
Other, net	444	(530)	647	222

	$321	$1,148	$(2,105)	$6,897

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12) Income Taxes - (Continued)

U.S. federal, state and foreign net income taxes (refunded) paid by the Company amounted to $3,879, $(2,076), $5,236 and $5,564 for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively.

(Loss) income before taxes from domestic operations of Holdings was $(4,950), $4,963, $(6,331) and $17,983 for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively. Income (loss) before taxes from domestic operations of Stanadyne was $2,575, $5,182, $(6,331) and $17,983 for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively. Income (loss) before taxes from foreign operations of the Company was $(607), $550, $(1,294) and $(2,203) for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively.

As a result of losses in current and previous years, the Company has unused net operating loss carry-forwards for state income tax purposes of approximately $5,914 at December 31, 2005, which, if not used to offset future state taxable income, will expire during 2009 to 2020. The Company also has unused foreign net operating losses of $1,327 at December 31, 2005 of which $526 will expire in 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2005	2004	2005	2004
Current:
Deferred tax assets:
Postretirement benefits	$562	$580	$562	$580
Compensated absences	1,805	1,872	1,805	1,872
Workers’ compensation	824	797	824	797
Federal general business tax credit	—	400	—	400
State tax credits	—	100	—	100
Net operating losses	—	6,000	—	6,000
Health benefits	605	632	605	632
Warranty	1,836	—	1,836	—
Other	1,047	1,027	1,047	1,027

Deferred tax assets	6,679	11,408	6,679	11,408
Deferred tax liabilities:
Inventories	(3,209)	(2,879)	(3,209)	(2,879)

Net current deferred tax asset	$3,470	$8,529	$3,470	$8,529

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12) Income Taxes - (Concluded)

	Holdings		Stanadyne
	2005	2004	2005	2004
Noncurrent:
Deferred tax assets:
Postretirement benefits	$14,994	$13,660	$14,994	$13,660
Net operating loss carry forwards	835	1,314	835	1,314
Workers’ compensation	1,739	2,102	1,739	2,102
Accrued interest on Discount Notes	3,450	86	—	—
Other	4,352	4,419	4,528	4,419

Deferred tax asset before valuation allowance	25,370	21,581	22,096	21,495
Less: Valuation allowance	(454)	—	—	—

Deferred tax assets after valuation allowance	24,916	21,581	22,096	21,495
Deferred tax liabilities:
Property, plant and equipment	(63,115)	(69,502)	(63,115)	(69,502)

Net non-current deferred tax liability	$(38,199)	$(47,921)	$(41,019)	$(48,007)

At December 31, 2005, Holdings established a valuation allowance of $454 for state tax benefits that will not be realized. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items.

(13) 401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in 401(k) savings plans. The 401(k) savings plans provide such employees with the opportunity to save for retirement on a tax deferred basis. The Company contributes 50% of the employee’s contribution per year up to a limit, as defined in the plan documents. The Company made contributions of $283, $39, $307 and $344 during the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14) Stock Options

Effective June 5, 1998, the Board of Directors of SAHC adopted the Management Stock Option Plan (the “Stock Plan”). The Stock Plan, which was non-qualified for federal income tax purposes, provided for the grant of up to 120,000 options to purchase common stock of SAHC. Options issued under the Stock Plan were to expire on June 5, 2008 and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Stock Plan. All options would be fully vested after seven years following the date of grant.

On January 8, 2002, the Board of Directors of SAHC approved a Supplement to the Stock Plan (the “Supplement Plan”). The Supplement Plan provided for the grant of up to 59,020 options to purchase common stock of SAHC. Options issued under the Supplement Plan were to expire after ten years following the date of grant and vest subject to specific acceleration clauses as a result of certain performance-based measures as defined by the Supplement Plan. All options would be fully vested after seven years following the date of grant.

In connection with the Transactions, SAHC amended the terms of the Stock Plan to provide for vesting of all unvested options as of August 5, 2004 and purchased all of the outstanding stock options, requiring a charge to earnings in the third quarter of 2004 of approximately $14.3 million reflected in Transactions related costs (see Note 1) in the consolidated statement of operations for the 2004 period presented of the Predecessor.

Presented below is a summary of stock option activity for the Stock Plan for the 218 days ended August 5, 2004 and the year ended December 31, 2003.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *	Stock Options Outstanding	Weighted Average Exercise Price *
January 1, 2003	84,380	$60.28	17,440	$60.28
Cancelled	(1,500)	60.28	—	—
Granted	5,800	118.46	—	—
Vested	—	—	13,850	72.46

December 31, 2003	88,680	64.09	31,290	65.67
Exercised	(486)	60.28	(486)	60.28
Cancelled	(9,714)	60.28	(2,431)	60.28
Vested	—	—	50,107	60.28
Purchased	(78,480)	225.79	(78,480)	225.79

August 5, 2004	—	$—	—	$—

*	Note that the weighted average exercised price is the per share price.

The weighted average fair values per share of outstanding options at December 31, 2003 was $68.66. This value was estimated using the Black-Scholes option valuation model using assumed risk-free interest rates ranging from 3.3% to 4.3%, depending on the period of time to termination of the options, and an expected remaining life of stock options of 4.4 to 9.8 years.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14) Stock Options – (Concluded)

Following the Transactions, in the third quarter of 2004, Holdings established the 2004 Equity Incentive Plan (“Option Plan”), which replaced the Stock Plan and Supplemental Plan, to provide for the award of non-qualified stock options to attract and retain persons who are in a position to make a significant contribution to the success of the Company and its subsidiaries. As of December 31, 2005 a total of 15,345,000 options to purchase Holdings common stock had been awarded under the Option Plan to certain members of management and 25,000 options had been awarded to a director. The exercise price of these options equaled the fair value of the common stock of Holdings on the date of the grant.

Holdings completed an equity restructuring on December 20, 2004 resulting in the issuance of $58.1 million in Senior Discount Notes and a distribution/return of capital to common stockholders of $55.9 million. Immediately following the distribution to stockholders, and in accordance with the terms of the Option Plan, the Compensation Committee amended the options granted in 2004 by reducing the exercise price from $1.00 per option share to $0.47 per option share.

Presented below is a summary of stock option activity for the Option Plan for the year ended December 31, 2005 and the 148 days ended December 31, 2004.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *	Stock Options Outstanding	Weighted Average Exercise Price *
August 6, 2004	—	$—	—	$—
Granted	14,765,000	0.47 - 1.00	—	—

December 31, 2004	14,765,000	$0.47	—	$—
Exercised	—	—	—	—
Cancelled	75,000	0.47	—	—
Vested	—	—	3,672,500	0.47
Granted	680,000	0.67	—	—

December 31, 2005	15,370,000	$0.48	3,672,500	$0.47

*	Represents per share price.

The following table provides certain information with respect to outstanding and exercisable stock options under the Option Plan at December 31, 2005:

	Outstanding Options	Exercisable Options
Number of Options	15,370,000	3,672,500
Exercise Price	$0.48	$0.47
Remaining Life	8.8 years	8.75 years

The weighted average fair value per share of outstanding options at December 31, 2005 was approximately $0.47. This value was estimated using the Black-Scholes option valuation model using assumed risk-free interest rate of 4.29% and an expected remaining life of stock options of 8.8 years.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(15) Other Accumulated Comprehensive (Loss) Income

The components of other accumulated comprehensive (loss) income at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Foreign currency translation adjustment	$(171)	$1,410
Minimum pension liability	(87)	—

Total	$(258)	$1,410

(16) Related Party Transactions

During the year ended December 31, 2005, and for the 148 day period ended December 31, 2004, the Company incurred management fees of $750 and $302 payable to Kohlberg & Company L.L.C. for management services provided. During the 218 day period ended August 5, 2004, and for the year ended December 31, 2003, the Company incurred management fees of $656 and $1,100 payable to AIP for management services provided. These charges are included in selling, general and administrative expenses.

Stanadyne had an amount due from SAHC of $4,269 as of December 31, 2003. This amount was extinguished in connection with the Transactions.

(17) Significant Customers

Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total sales, were as follows:

		Successor				Predecessor
	Segment	Year Ended December 31, 2005%		148 Days Ended December 31, 2004%		218 Days Ended August 5, 2004%		Year Ended December 31, 2003%
Customer A	Precision Products	$111,654	31.1	$47,644	26.7	$63,122	37.6	$74,408	25.6
Customer B	Precision Engine/Precision Products	40,134	11.2	14,904	8.3	21,484	12.8	31,699	10.9

Accounts receivable balances with these customers and their affiliates were $19,744 and $17,174 at December 31, 2005 and 2004, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(18) Commitments and Contingencies

The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to potential environmental liability and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. In conjunction with the acquisition of the Company from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify the Company for certain environmental matters.

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $953 and $1,011, with respect to these matters at December 31, 2005 and 2004, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2005	2004
Warranty liability, beginning of year	$1,973	$1,842
Warranty expense based on products sold	3,950	1,528
Warranty claims paid	(988)	(1,397)

Warranty liability, end of year	$4,935	$1,973

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(19) Segments

The Company has two reportable segments, Precision Products formerly known as Diesel Systems Group, and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products sales. This segment accounted for approximately 82%, 84%, 83% and 77% of the Company’s revenues for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. Revenues for Precision Engine accounted for 18%, 16%, 17% and 23% of total revenues for the year ended December 31, 2005, 148 day period ended December 31, 2004, 218 day period ended August 5, 2004, and for the year ended December 31, 2003, respectively. The Company’s reportable segments are strategic business units that offer similar products (engine parts) to customers in related industries (agricultural, industrial and automotive engine manufacturers). The Company considers Precision Products and Precision Engine to be two distinct segments because the operating results of each are compiled, reviewed and managed separately by Company management. In addition, the products and services of each segment have an end use (gasoline versus diesel engines) which entails different engineering and marketing efforts.

The following summarizes key information used by the Company in evaluating the performance of each segment. The activities of Holdings and SAHC as Successor companies are included in the column titled Eliminations and Other for the year ended December 31, 2005 and the 148 day period ended December 31, 2004:

	Successor Year Ended December 31, 2005
	Precision Products	Precision Engine	Eliminations and Other	Totals
Net sales	$295,957	$64,102	$(705)	$359,354
Gross profit (loss)	68,156	(1,135)	—	67,021
Depreciation and amortization expense	21,353	3,604	—	24,957
Operating income (loss)	33,368	(9,339)	(64)	23,965
Net income (loss)	8,713	(6,936)	(4,706)	(2,929)
Total assets	456,947	37,775	(5,642)	489,080
Total capital expenditures	9,124	2,561	(2)	11,683

	Successor As of and For the 148 Day Period Ended December 31, 2004
	Precision Products	Precision Engine	Eliminations And Other	Totals
Net sales	$120,503	$23,231	$(253)	$143,481
Gross profit	29,299	32	—	29,331
Depreciation and amortization expense	8,044	1,410	—	9,454
Operating income (loss)	16,177	(1,493)	(1)	14,683
Net income (loss)	5,637	(1,058)	(134)	4,445
Total assets	461,220	57,285	(11,434)	507,071
Total capital expenditures	6,007	568	—	6,575

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(19) Segments - (Concluded)

	Predecessor For the 218 Day Period Ended August 5, 2004
	Precision Products	Precision Engine	Eliminations	Totals
Net sales	$168,060	$35,168	$(128)	$203,100
Gross profit (loss)	40,949	(514)	—	40,435
Depreciation and amortization expense	10,033	1,937	—	11,970
Operating income (loss)	100	(2,607)	—	(2,507)
Net loss	(3,740)	(1,739)	—	(5,479)
Total capital expenditures	5,926	435	—	6,361

	Predecessor
	For the Year Ended December 31, 2003
	Precision Products	Precision Engine	Eliminations	Totals
Net sales	$224,818	$65,396	$(15)	$290,199
Gross profit	50,966	5,125	—	56,091
Depreciation and amortization expense	16,704	3,034	—	19,738
Operating income	22,499	1,775	—	24,274
Net income	8,536	592	—	9,128
Total capital expenditures	10,231	2,584	—	12,815

(20) Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy, Brazil and India. The following is a summary of significant financial information by geographic area:

	Successor		Predecessor
	Year Ended December 31, 2005	148 Day Period Ended December 31, 2004	218 Day Period Ended August 5, 2004	Year Ended December 31, 2003
Net sales:
Domestic – United States	$200,310	$81,739	$109,368	$162,522

Foreign net sales:
Mexico	53,760	21,885	29,782	31,544
France	34,390	16,111	21,681	27,530
All other	70,894	23,746	42,269	68,603

Total foreign sales	159,044	61,742	93,732	127,677

Net sales	$359,354	$143,481	$203,100	$290,199

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(20) Foreign and Geographic Information (Concluded)

	Holdings		Stanadyne
	Successor	Successor	Successor	Successor
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Long-lived assets:
United States	$342,395	$357,882	$340,279	$355,620
Italy	24,895	29,838	24,895	29,838
Brazil	715	600	715	600
India	1,860	2,011	1,860	2,011

Long-lived assets	$369,865	$390,331	$367,749	$388,069

Deferred tax (liabilities) assets:
United States	$(32,896)	$(36,439)	$(35,716)	$(36,525)
Italy	(3,136)	(4,119)	(3,136)	(4,119)
Brazil	1,303	1,166	1,303	1,166

Deferred tax liabilities	$(34,729)	$(39,392)	$(37,549)	$(39,478)

(21) Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for Uncollectible Accounts Receivable	Inventory Reserves
Balance January 1, 2003 (Predecessor)	$522	$2,568

Charged to costs and expenses	32	546
Write-offs	(1)	(510)
Effect of exchange rate changes	35	120

Balance December 31, 2003 (Predecessor)	588	2,724

Charged to costs and expenses	104	1,103
Write-offs	—	(1,289)
Effect of exchange rate changes	36	(26)

Balance August 5, 2004 (Predecessor)	728	2,512

Charged to costs and expenses	(170)	640
Write-offs	—	(327)
Effect of exchange rate changes	19	96

Balance December 31, 2004 (Successor)	577	2,921

Charged to costs and expenses	309	2,036
Write-offs	(156)	(1,577)
Effect of exchange rate changes	(17)	(102)

Balance December 31, 2005 (Successor)	$713	$3,278

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(22) Subsequent Events

On January 10, 2006, the employment agreement of the President of Stanadyne terminated as a result of his retirement as President and Chief Executive Officer of Stanadyne. In connection with such retirement, he will receive total severance benefits of $2,024, payable by the Company in three equal annual installments of approximately $640 beginning in the first quarter of 2006.

On January 10, 2006, Stanadyne entered into an employment agreement with a new President. Pursuant to the employment agreement, the new President will serve as President and Chief Executive Officer of Stanadyne and President of Holdings. The employment agreement provides for a grant of options to purchase 3.5 million shares of common stock of Holdings at $0.67 per share. These options are subject to all of the terms of Holding’s 2004 Equity Incentive Plan. The employment agreement further provides the new President an opportunity to purchase a maximum of $2,000 of Holdings’ common stock at a price of $0.67 per share by no later than March 31, 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, SAPL and PEPL (the ”Non-Guarantors”).

Supplemental condensed consolidating balance sheets as of December 31, 2005 and 2004 and the supplemental condensed consolidating statements of operations and cash flows for 2005, 2004 and 2003 for the Parent (Stanadyne), Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not presented because they are not required.

	Successor December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$22,376	$14	$460	$231		$23,081
Accounts receivable, net	34,017	7,987	5,299	—		47,303
Inventories, net	28,675	5,643	7,591	(939	)(a)	40,970
Other current assets	5,811	219	1,812	—		7,842

Total current assets	90,879	13,863	15,162	(708)		119,196
Property, plant and equipment, net	82,200	16,017	21,434	—		119,651
Intangible and other assets, net	237,320	4,742	7,237	(1,201	)(b)	248,098
Investment in subsidiaries	26,063	2,358	—	(28,421	)(c)	—
Due from Stanadyne Holdings, Inc.	130	—	—	—		130

Total assets	$436,592	$36,980	$43,833	$(30,330)		$487,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$44,069	$8,186	$7,229	$(436)		$59,048
Current maturities of long-term debt and capital lease obligations	650	—	3,429	—		4,079

Total current liabilities	44,719	8,186	10,658	(436)		63,127
Long-term debt and capital lease obligations	223,538	—	830	—		224,368
Other non-current liabilities	72,313	7,679	9,722	(1,303	)(b)	88,411
Minority interest in consolidated subsidiary	—	—	—	71		71
Intercompany accounts	(16,274)	10,873	4,968	433		—
Stockholders’ equity	112,296	10,242	17,655	(29,095	)(c)	111,098

Total liabilities and stockholders’ equity	$436,592	$36,980	$43,833	$(30,330)		$487,075

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements - (Continued)

	Successor December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$17,069	$68	$445	$794		$18,376
Accounts receivable, net	31,259	7,258	5,835	—		44,352
Inventories, net	29,884	5,758	7,035	(800	)(a)	41,877
Other current assets	6,268	3,773	1,741	—		11,782

Total current assets	84,480	16,857	15,056	(6)		116,387
Property, plant and equipment, net	88,034	19,183	26,259	37		133,513
Intangible and other assets, net	229,825	18,577	7,373	(1,219	)(b)	254,556
Investment in subsidiaries	35,087	703		(35,790	)(c)	—

Total assets	$437,426	$55,320	$48,688	$(36,978)		$504,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$55,200	$7,690	$7,330	$18		$70,238
Current maturities of long-term debt and capital lease obligations	650	—	3,305	—		3,955

Total current liabilities	55,850	7,690	10,635	18		74,193
Long-term debt and capital lease obligations	224,187	—	1,411	—		225,598
Other non-current liabilities	73,729	9,803	11,109	(1,166	)(b)	93,475
Minority interest in consolidated subsidiary	—	—	—	201		201
Intercompany accounts	(26,830)	20,948	5,398	484		—
Stockholders’ equity	110,490	16,879	20,135	(36,515	)(c)	110,989

Total liabilities and stockholders’ equity	$437,426	$55,320	$48,688	$(36,978)		$504,456

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements – (Continued)

	Successor Year Ended December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$278,150	$59,332	$31,502	$(9,630	)(a)	$359,354
Cost of goods sold	210,150	62,545	29,003	(9,365	)(a)	292,333

Gross profit (loss)	68,000	(3,213)	2,499	(265)		67,021
Selling, general, administrative and other operating expenses	32,486	8,021	2,027	458	(b)	42,992

Operating income (loss)	35,514	(11,234)	472	(723)		24,029
Other income (expense):
Interest, net	(20,247)	(1,458)	(356)	—		(22,061)

Income (loss) before income taxes (benefit) and minority interest	15,267	(12,692)	116	(723)		1,968
Income taxes (benefit)	4,331	(4,403)	549	(156	)(b)	321

Income (loss) before minority interest	10,936	(8,289)	(433)	(567)		1,647
Minority interest in loss of consolidated subsidiary	—	—	—	130		130

Net income (loss)	$10,936	$(8,289)	$(433)	$(437)		$1,777

(a)	Elimination of intercompany sales and cost of goods sold.
(b)	Elimination of exchange losses and related taxes on intercompany debt considered as a long-term investment.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements - (Continued)

	Successor 148 Day Period Ended December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$114,751	$21,965	$10,633	$(3,868	)(a)	$143,481
Cost of goods sold	85,900	22,449	9,777	(3,976	)(a)	114,150

Gross profit (loss)	28,851	(484)	856	108		29,331
Selling, general, administrative and other operating expenses	12,581	1,781	47	238	(b)	14,647

Operating income (loss)	16,270	(2,265)	809	(130)		14,684
Other income (expense):
Interest, net	(8,345)	(478)	(109)	(20)		(8,952)

Income (loss) before income taxes (benefit) and minority interest	7,925	(2,743)	700	(150)		5,732
Income taxes (benefit)	2,626	(1,181)	(218)	(79	)(b)	1,148

Income (loss) before minority interest	5,299	(1,562)	918	(71)		4,584
Minority interest in gain of consolidated subsidiary	—	—	—	(5)		(5)

Net income (loss)	$5,299	$(1,562)	$918	$(76)		$4,579

	Predecessor 218 Day Period Ended August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$157,692	$33,078	$16,905	$(4,575	)(a)	$203,100
Cost of goods sold	116,785	34,100	16,204	(4,424	)(a)	162,665

Gross profit (loss)	40,907	(1,022)	701	(151)		40,435
Selling, general, administrative and other operating expenses	39,855	1,889	1,261	(63	)(b)	42,942

Operating income (loss)	1,052	(2,911)	(560)	(88)		(2,507)
Other income (expense):
Interest, net	(4,262)	(210)	(642)	(4)		(5,118)

Loss before income tax benefit and minority interest	(3,210)	(3,121)	(1,202)	(92)		(7,625)
Income tax benefit	(865)	(1,257)	(4)	21	(b)	(2,105)

Loss before minority interest	(2,345)	(1,864)	(1,198)	(113)		(5,520)
Minority interest in loss of consolidated subsidiary	—	—	—	41		41

Net loss	$(2,345)	$(1,864)	$(1,198)	$(72)		$(5,479)

(a)	Elimination of intercompany sales and cost of goods sold.
(b)	Elimination of exchange losses and related taxes on intercompany debt considered as a long-term investment.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements – (Continued)

	Predecessor Year Ended December 31, 2003
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$210,160	$61,918	$22,048	$(3,927	)(a)	$290,199
Cost of goods sold	158,760	58,181	21,047	(3,880	)(a)	234,108

Gross profit	51,400	3,737	1,001	(47)		56,091
Selling, general, administrative and other operating expenses	26,418	3,480	1,449	470	(b)	31,817

Operating income (loss)	24,982	257	(448)	(517)		24,274
Other income (expense):
Gain from extinguishment of debt	715	—	—	—		715
Interest, net	(7,642)	(329)	(1,158)	(80)		(9,209)

Income (loss) before income taxes (benefit) and minority interest	18,055	(72)	(1,606)	(597)		15,780
Income taxes	5,398	80	1,574	(155	)(b)	6,897

Income (loss) before minority interest	12,657	(152)	(3,180)	(442)		8,883
Minority interest in loss of consolidated subsidiary	—	—	—	245		245

Net income (loss)	$12,657	$(152)	$(3,180)	$(197)		$9,128

(a)	Elimination of intercompany sales and cost of goods sold.
(b)	Elimination of exchange losses and related taxes on intercompany debt considered as a long-term investment.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements - (Continued)

	Successor Year Ended December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$10,936	$(8,289)	$(433)	$(437)	$1,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,988	3,517	3,452	—	24,957
Amortization of debt issuance	2,029	—	—	—	2,029
Other adjustments	(1,976)	3,731	40	(158)	1,637
Gain applicable to minority interest	—	—	—	(130)	(130)
Changes in operating assets and liabilities	(14,806)	3,498	(2,053)	710	(12,651)

Net cash provided by operating activities	14,171	2,457	1,006	(15)	17,619

Cash flows from investing activities:
Capital expenditures	(8,126)	(2,524)	(1,072)	39	(11,683)
Proceeds from disposal of property, plant and equipment	24	13	—	—	37
Acquisition, net of cash acquired	—	—	—	—	—

Net cash used in investing activities	(8,102)	(2,511)	(1,072)	39	(11,646)

Cash flows from financing activities:
Net change in debt	(732)	—	6	—	(726)

Net cash (used in) provided by financing activities	(732)	—	6	—	(726)

Net increase (decrease) in cash and cash equivalents	5,337	(54)	(60)	24	5,247
Effect of exchange rate changes on cash	(30)	—	75	(587)	(542)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period	$22,376	$14	$460	$231	$23,081

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements - (Continued)

	Successor 148 Day Period Ended December 31, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$5,299	$(1,562)	$918	$(76)	$4,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,949	1,394	1,111	—	9,454
Amortization of debt issuance	813	—	—	—	813
Other adjustments	1,932	(813)	108	(474)	753
Gain applicable to minority interest	—	—	—	5	5
Changes in operating assets and liabilities	(25,023)	5,466	(849)	1,383	(19,023)

Net cash (used in) provided by operating activities	(10,030)	4,485	1,288	838	(3,419)

Cash flows from investing activities:
Capital expenditures	(5,861)	(543)	(530)	359	(6,575)
Acquisition, net of cash acquired	(225,026)	—	—	—	(225,026)

Net cash used in investing activities	(230,887)	(543)	(530)	359	(231,601)

Cash flows from financing activities:
Net change in debt	124,702	(4,196)	(990)	—	119,516
Net change in equity	105,000	—	—	—	105,000

Net cash provided by (used in) financing activities	229,702	(4,196)	(990)	—	224,516

Net decrease in cash and cash equivalents	(11,215)	(254)	(232)	1,197	(10,504)
Effect of exchange rate changes on cash	14	—	53	(403)	(336)
Cash and cash equivalents at beginning of period	28,270	322	624	—	29,216

Cash and cash equivalents at end of period	$17,069	$68	$445	$794	$18,376

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements - (Continued)

	Predecessor 218 Day Period Ended August 5, 2004
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net loss	$(2,345)	$(1,864)	$(1,198)	$(72)	$(5,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,762	1,921	1,287	—	11,970
Amortization of debt issuance costs	387	47	—	—	434
Other adjustments	(2,397)	(1,242)	(620)	21	(4,238)
Loss applicable to minority interest	—	—	—	(42)	(42)
Changes in operating assets and liabilities	16,393	2,376	(1,324)	(27)	17,418

Net cash provided by (used in) operating activities	20,800	1,238	(1,855)	(120)	20,063

Cash flows from investing activities:
Capital expenditures	(5,728)	(431)	(202)	—	(6,361)
Proceeds from disposal of property, plant and equipment	—	—	5	—	5
Investment in subsidiaries	(2,135)	—	—	2,135	—

Net cash used in investing activities	(7,863)	(431)	(197)	2,135	(6,356)

Cash flows from financing activities:
Net change in debt	(2,175)	(504)	176	—	(2,503)
Net change in equity	—	—	2,135	(2,135)	—

Net cash (used in) provided by financing activities	(2,175)	(504)	2,311	(2,135)	(2,503)

Net increase in cash and cash equivalents	10,762	303	259	(120)	11,204
Effect of exchange rate changes on cash	(6)	—	(23)	64	35
Cash and cash equivalents at beginning of period	17,514	19	388	56	17,977

Cash and cash equivalents at end of period	$28,270	$322	$624	$—	$29,216

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23) Supplemental Condensed Consolidating Financial Statements - (Concluded)

	Predecessor Year Ended December 31, 2003
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$12,657	$(152)	$(3,180)	$(197)	$9,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,224	3,000	1,514	—	19,738
Amortization of debt issuance costs	938	14	—	—	952
Other adjustments	(12)	(69)	860	(155)	624
Loss applicable to minority interest	—	—	—	(245)	(245)
Changes in operating assets and liabilities	15,547	(5,952)	(5,071)	1,404	5,928

Net cash provided by (used in) operating activities	44,354	(3,159)	(5,877)	807	36,125

Cash flows from investing activities:
Capital expenditures	(9,091)	(2,580)	(1,456)	312	(12,815)
Proceeds from disposal of property, plant and equipment	4	—	—	—	4
Investment in subsidiaries	(214)	—	—	214	—

Net cash used in investing activities	(9,301)	(2,580)	(1,456)	526	(12,811)

Cash flows from financing activities:
Net change in debt	(15,699)	4,395	1,846	—	(9,458)
Net change in equity	(6,076)	1,355	5,366	(394)	251

Net cash (used in) provided by financing activities	(21,775)	5,750	7,212	(394)	(9,207)

Net increase (decrease) in cash and cash equivalents	13,278	11	(121)	939	14,107
Effect of exchange rate changes on cash	13	—	57	(883)	(813)
Cash and cash equivalents at beginning of year	4,223	8	452	—	4,683

Cash and cash equivalents at end of year	$17,514	$19	$388	$56	$17,977

* * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by Holdings in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by Stanadyne in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There was no change in internal control over financial reporting that materially affected, or is reasonably likely to affect, Holdings’ internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the President and Chief Financial Officer of Holdings about these and other matters filed as exhibits to this report.

There was no change in internal control over financial reporting that materially affected, or is reasonably likely to affect, Stanadyne’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer of Stanadyne about these and other matters filed as exhibits to this report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and age as of December 31, 2005 and position as of March 6, 2006 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. In connection with the Transactions, Holdings, Kohlberg and other stockholders of Holdings entered into a stockholders agreement (the “Stockholders Agreement”) pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins and Mr. Wier. Mr. Wiggins, as Chairman of the Board of Stanadyne, received an annual stipend of $250,000 and $99,519 in 2005 and 2004, respectively, in addition to earning an annual bonus of $61,750 and $113,992 in 2005 and 2004, respectively. Mr. Wier received an annual stipend of $25,000 and $4,368 in 2005 and 2004, respectively. During the fourth quarter of 2004, Mr. Wier received a grant for 25,000 options subject to terms of the Option Plan. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director or executive officer.

Stanadyne Holdings, Inc.

Name	Age	Position
M. David Jones	58	President and Director, Stanadyne Holdings, Inc.
Stephen S. Langin	47	Chief Financial Officer and Secretary, Stanadyne Holdings, Inc.
Samuel P. Frieder	41	Director
James A. Kohlberg	48	Director
Christopher Lacovara	41	Director
James A. Wier	62	Director
James D. Wiggins	58	Director
Gordon H. Woodward	37	Director

Stanadyne Corporation

Name	Age	Position
M. David Jones	58	President, Chief Executive Officer and Director, Stanadyne Corporation
Stephen S. Langin	47	Vice President, Chief Financial Officer and Secretary, Stanadyne Corporation
Robert L. Dayton	56	Vice President and General Manager, Precision Engine Products Corp.
(resigned 3/28/06)
William W. Kelly	54	Senior Vice President and General Manager, Fuel Systems Products and Precision Components and Assembly, Stanadyne Corporation
Jean S. McCarthy	58	Vice President, Human Resources, Stanadyne Corporation
Samuel P. Frieder	41	Director
James A. Kohlberg	48	Director
Christopher Lacovara	41	Director
James A. Wier	62	Director
James D. Wiggins	58	Director and Chairman of the Board
Gordon H. Woodward	37	Director

M. David Jones, President, Chief Executive Officer and Director of Stanadyne and President and Director of Holdings. Mr. Jones joined the Company on January 11, 2006 as President and Chief Executive Officer of Standyne and President of Holdings. He became director of each of Holdings and Standyne on February 24, 2006. Prior to joining Stanadyne, he served as the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. from 2000 to 2003. From 1970 to 2000, Mr. Jones was employed by Cummins Engine Company, Inc. where he held positions of increasing responsibility, culminating in a tenure as Vice President of the Filtration Group and President of Fleetguard/Nelson Inc. Mr. Jones holds a bachelor’s degree from Tennessee Technological University and an M.B.A. degree from Harvard Business School.

Stephen S. Langin, Vice President, Chief Financial Officer and Corporate Secretary of Stanadyne and Chief Financial Officer and Corporate Secretary of Holdings. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current position. Mr. Langin became the Chief Financial Officer and Secretary of Holdings on June 1, 2005. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.

Robert L. Dayton, Vice President and General Manager, Precision Engine Products Corp. Mr. Dayton joined Stanadyne’s Precision Engine Products Corp. as Vice President and General Manager, Precision Engine Products Corp. in August 2003 and resigned March 28, 2006. Prior to joining Stanadyne, he served as President and Chief Executive Officer for Precision Governors, L.L.C since 1999. During 1998 and 1999, he served as President and COO, Spiro International, a metal forming capital equipment manufacturer for construction, metal forming, and automotive applications. Beginning in the early 1990’s, he served in a number of senior management positions with Energy Absorption Systems, Inc. (thermoplastic transportation products); Rockford Powertrain, Inc. Borg Warner Division and Carsonite International (metal fabrication, assembly, and thermoplastics) prior to his position with Spiro. Mr. Dayton holds a B.S., Business and Economics, from the University of Kentucky.

William W. Kelly, Senior Vice President and General Manager, Fuel System Products and Precision Components and Assembly. Mr. Kelly joined Stanadyne in May 1982 as Assistant Chief Engineer for Advanced Engineering and was promoted to Director of Product Engineering in October 1987. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for the Diesel Systems Division. In January 1998, Mr. Kelly was appointed Vice President and General Manager, Fuel Pumps, Precision Products, and in 2003 he was appointed to his current position. Prior to joining Stanadyne, he worked for Eaton Corporation for one year in new product development, preceded by eight years with DaimlerChrysler Corporation in various roles involving vehicle and engine systems engineering. Mr. Kelly holds a M.S.M.E. degree from the University of Michigan concurrent with his graduation from the Chrysler Institute of Engineering, an M.B.A. from Wayne State University, and a B.S. Engineering degree from Oakland University.

Jean S. McCarthy, Vice President, Human Resources. Ms. McCarthy joined Stanadyne in October 2000 as Vice President, Human Resources. Prior to joining Stanadyne, she served as Vice President of Human Resources with CTG Resources, Inc. since 1995. Prior to her position with CTG, in over a 20 year period, she worked in various facets of Human Resources for Combustion Engineering; Tuttle & Bailey; Fafnir Bearing Division of The Torrington Company; and as Vice President for the Napier Co. Ms. McCarthy has received multiple degrees (A.S., B.S., and M.B.A.) from the University of Hartford.

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Frieder is a Principal of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., BI Incorporated, CUSA Busways, L.L.C., Holley Performance Products, Inc., Innotek, Inc., Katy Industries, Inc., KSIN Holdings, Ltd., Nancy’s Specialty Foods, Inc., Nevamar Company, L.L.C., Orion Food Systems, L.L.C. and Thousand Trails, Inc. He is also a member of the Management Committee of Katonah Capital, L.L.C. Mr. Frieder received an A.B. from Harvard College.

James A. Kohlberg, Director. Mr. Kohlberg has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Kohlberg is a Managing Principal of Kohlberg & Company, L.L.C., which he co-founded in 1987. He is a member of the board of directors of Allied Aerospace Engineering, Inc., Applied Graphics Technologies, Inc., CUSA Busways, L.L.C., Holley Performance Products, Inc., Innotek, Inc., Katy Industries, Inc., Nancy’s Specialty Foods, Inc., Nevamar Company, L.L.C., Orion Food Systems, L.L.C. and KTTI Holding Company, Inc. Mr. Kohlberg received a B.A. from Golden Gate University and an M.B.A. from New York University.

Christopher Lacovara, Director. Mr. Lacovara has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Lacovara is a Principal of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of Allied Aerospace Engineering, Inc., CUSA Busways, L.L.C., Holley Performance Products, Inc., Katy Industries, Inc., Nevamar Company, L.L.C., Redaelli Tecna, S.p.A., KSIN Holdings, Ltd., Schawk, Inc., Thilmany, L.L.C., and Thousand Trails, Inc. He is also a member of the Management Committee of Katonah Capital, L.L.C. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University.

James A. Wier, Director. Mr. Wier has served as a director of Holdings and Stanadyne since October 29, 2004. Mr. Wier serves on the Audit Committees for both Holdings and Stanadyne as the financial expert. Mr. Wier was President and Chief Executive Officer of Simplicity Manufacturing, Inc. until July 7, 2005. Prior to joining Simplicity Manufacturing, Inc. in 1999, Mr. Wier held a number of key positions in Briggs & Stratton Corporation including, since 1989, Executive Vice President of Operations. Mr. Wier received a Bachelor’s Degree in Business Administration from the University of Wisconsin, Madison. Mr. Wier has postgraduate work at the University of Northern Illinois and is a CPA. Mr. Wier is also a Director of Singer Mfg. On July 15, 2005, Mr. Wier became a principal with Kohlberg & Company.

James D. Wiggins, Director and Chairman of the Board. Mr. Wiggins has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Holley Performance Products, Inc., a Kohlberg portfolio company. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an M.B.A. from Ball State University.

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Woodward is Chairman of the Audit Committees for both Holdings and Stanadyne. Mr. Woodward is a Principal of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of CUSA Busways, L.L.C., Innotek, Inc., Nevamar Company, L.L.C., Redaelli Tecna, S.p.A. and Thilmany, L.L.C. Mr. Woodward received an A.B. from Harvard College.

Audit Committee Financial Expert

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The duties and responsibilities of the audit committees include the engagement and termination of the companies’ independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. Mr. Woodward is Chairman of the Audit Committees. The Board of Directors of each of Holdings and Stanadyne has determined that Mr. Wier has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Wier may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if the Holdings’ or Stanadyne’s securities were so listed (which they are not), as he is an employee of the majority stockholder of Holdings. Stockholders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Wier’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Wier any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committees and Boards of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committees or Boards of Directors.

Code of Ethics

All of the Company’s employees and directors are subject to the terms of its formal Business Ethics Policy and Foreign Corrupt Practices Compliance Policy (the “Policies”). These Policies define in addition to other issues, the legal, moral and ethical guidelines which all employees, including executive officers, are required to follow in the discharge of their duties and responsibilities. Although the Company is not subject to the listing requirements for equity issuers which would require having a code of ethics, the Policies constitute a code of ethics within the guidelines set forth in Regulation S-K Item 406.

ITEM 11. EXECUTIVE COMPENSATION

In 2004 and 2005, William D. Gurley served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Gurley nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Board of Directors of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Board of Directors of Holdings. The following table sets forth information concerning the Chief Executive Officer of Stanadyne and the four most highly compensated executive officers of Stanadyne other than its Chief Executive Officer (the “Named Executive Officers”) for services rendered in fiscal 2005, 2004 and 2003.

Summary Compensation Table

Name and Position	Annual Compensation				Long Term Compensation Awards Securities Underlying Options (#)(2)	All Other Compensation (3)

	Year	Salary	Bonus	Other Annual Compensation (1)
William D. Gurley (retired 1/10/06) (President, Chief Executive Officer and Director)	2005 2004 2003	$454,500 428,500 402,000	$112,262 491,349 411,797	$24,021 24,021 24,021	— 3,500,000 —	$	— 5,000,484 —
Stephen S. Langin (Vice President, Chief Financial Officer and Secretary)	2005 2004 2003	238,500 219,250 199,750	58,910 247,045 204,764	7,581 7,581 7,581	— 1,000,000 —		— 1,195,142 —
Leon P. Janik (retired 12/31/05) (Senior Vice President and General Manager)	2005 2004 2003	315,144 279,250 262,000	208,174 354,266 289,318	25,015 25,015 25,015	— 1,000,000 —		— 2,053,365 —
William W. Kelly (Senior Vice President and General Manager)	2005 2004 2003	306,000 285,500 262,000	198,135 374,293 277,933	14,073 14,073 14,073	— 1,800,000 —		— 2,517,140 —
Jean S. McCarthy (Vice President, Human Resources)	2005 2004 2003	182,500 172,500 162,000	55,370 197,823 166,048	11,173 11,173 11,173	100,000 150,000 —		— 869,103 —

(1)	None of the Named Executive Officers received personal benefits or other annual compensation in excess of the lesser of $50,000 or 10% of the combined salary and bonus in each respective year.

Other Annual Compensation as listed includes the employer match under the Company’s 401(k) savings plan for each Named Executive Officer of $300 per year. The balance is the premium paid for executive life insurance.

(2)	Options are for a number of shares of common stock in Holdings.
(3)	All Other Compensation paid in 2004 was related to the settlement of outstanding stock options issued under the Management Stock Option Plan and other compensation related to the change of control Transactions.

EMPLOYMENT AGREEMENTS

Pursuant to identical employment agreements with Stanadyne, Messrs. Gurley and Kelly served in their noted capacities during 2005 at current base salaries of $468,000 and $312,000, respectively. These salaries are reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

Each employment agreement is renewed automatically for a term of one year on the anniversary of the effective date, unless notice is given by Stanadyne no later than thirty days before the end of the current term. If Stanadyne does not renew the agreement within the three-year period following a change of control, the change of control provisions will continue to apply and the executive may be entitled to certain payments under the agreement in the event of termination.

Stanadyne may terminate the executive for cause, as defined in the agreement, as well as for death and disability. Moreover, the executive may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of, his position, authority, duties or responsibilities. Upon the termination of the employment agreement by the executive upon Good Reason, the Company shall pay to the executive within thirty days of the date of termination (i) his base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year’s bonus payment prorated for the fiscal year of the termination; (iii) an amount equal to the executive’s base salary; (iv) any deferred compensation; and (v) any other amount due the executive under any other separation or severance pay plan of Stanadyne.

Upon any termination within three years of a change of control, as defined in the agreements, the executive is entitled to certain payments, unless the termination is because of the death or retirement of the executive, by Stanadyne for cause or disability, or by the executive for other than Good Reason. Such payments shall include (i) the executive’s base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year’s bonus payment prorated for the fiscal year of termination; (iii) an amount equal to three times the executive’s current base salary, plus three times the average amount paid to the executive in bonus payments over the prior three years; (iv) any deferred compensation; and (v) certain payments with respect to the executive’s automobile. The executive shall be entitled to continued participation under the welfare benefit plans of Stanadyne for one year following the date of termination. Payments under (iii) of this paragraph shall be payable in three equal installments: the first on the date of termination; the second on the first anniversary of the date of termination; and the third on the second anniversary of the date of termination.

Mr. Gurley retired on January 10, 2006 and will receive severance benefits of approximately $2.0 million payable by Stanadyne in three equal installments of approximately $0.6 million which began in the first quarter of 2006.

Mr. Kelly’s employment agreement remains unchanged as to the terms stated above. Mr. Langin is an at-will employee. Mr. Janik was an at will employee who retired on December 31, 2005.

STOCK OPTION PLANS

The Board of Directors of SAHC adopted the Management Stock Option Plan (the “Stock Plan”) as of June 5, 1998. The Stock Plan provided for the grant of stock options to certain management employees of SAHC and its subsidiary, Stanadyne, for the purchase of shares of SAHC. These options were non-qualified for federal income tax purposes. Subject to the requirements and limitations of the Stock Plan, the President and Chief Executive Officer of SAHC had the authority to select the participants in the Stock Plan. The Board of Directors of SAHC, or a committee designated by the Board of SAHC, had the sole and complete responsibility and authority to, among other duties, approve grants of options under the Stock Plan.

The former Board of Directors of SAHC approved a Supplement to the Stock Plan (“Supplement Plan”) on January 8, 2002. This Supplement Plan provided for the grant of Undesignated Options (“2002 Options”) from the Stock Plan to certain management employees of SAHC and its subsidiary, Stanadyne. All requirements and limitations of the Stock Plan applied to this Supplement Plan, except for unique vesting provisions that apply only to the 2002 Options.

In connection with the Transactions, SAHC amended the terms of the Stock Plan to provide for vesting of all unvested options as of August 5, 2004 and purchased all of the outstanding stock options resulting in a charge to earnings in the third quarter of 2004 of approximately $14.3 million reflected as Transactions related costs in the consolidated statement of operations of the Predecessor of the Company for the 2004 period presented.

Following the Transactions, in the third quarter of 2004, Holdings established the 2004 Equity Incentive Plan (“Option Plan”), which replaced the Stock Plan and Supplement Plan, to provide for the award of non-qualified stock options to attract and retain persons who are in a position to make a significant contribution to the success of the Company and its subsidiaries. The exercise price of options granted under this Option Plan equal the fair value of the common stock of Holdings on the date of the grant. Accordingly, no compensation cost is associated with the issuance of these options.

Holdings completed an equity restructuring on December 20, 2004 resulting in the issuance of $58.1 million in Senior Discount Notes and a distribution/return of capital to common stockholders of $55.9 million. Immediately following the distribution to shareholders, and in accordance with the terms of the Option Plan, the Compensation Committee amended the options granted in 2004 by reducing the exercise price from $1.00 per option share to $0.47 per option share.

Option Grants

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to Mr. Wier. Management turnover in 2005 resulted in the expiration of 75,000 options and the grant of 680,000 options. As of December 31, 2005, a total of 15,370,000 options to purchase Holdings common stock were outstanding.

Option Vesting

Subject to the terms of the Option Plan, 25% of the options granted in 2004 vested upon completion of the audit of the Company’s financial results for the year ended December 31, 2004. Based on the financial results for the year ended December 31, 2005, no additional options vested.

Stock Option Exercises

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2005.

Option/SAR Grants in Last Fiscal Year

The following table provides information regarding option grants to the Named Executive Officers during 2005. During the last fiscal year, the Company did not grant any SARs nor did it reprice any options.

Individual Option / SAR Grants

		Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options / SARs Granted (#)	% of Total Options / SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
William D. Gurley	0	—	—	—	—	—
Stephen S. Langin	0	—	—	—	—	—
Leon P. Janik	0	—	—	—	—	—
William W. Kelly	0	—	—	—	—	—
Jean S. McCarthy	100,000	14.7%	$0.67	9/20/2015	40,837	102,831

(1)	The potential realizable values reflected in these columns result from calculations which assume a current Common Stock value of $0.67 and 5% and 10% growth rates over a 10 year period and are not intended to forecast future prices of the Common Stock of the Company. There can be no assurance that any of the values reflected in the table will be achieved.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table provides information concerning the exercise of stock options during 2005 by the Named Executive Officers and the value of unexercised options at December 31, 2005.

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercised (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options / SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options / SARs at FY-End ($) Exercisable/ Unexercisable (1)
William D. Gurley	0	$0	875,000 / 2,625,000	$0 / $0
Stephen S. Langin	0	0	250,000 / 750,000	0 / 0
Leon P. Janik	0	0	250,000 / 750,000	0 / 0
William W. Kelly	0	0	450,000 / 1,350,000	0 / 0
Jean S. McCarthy	0	0	37,500 / 212,500	0 / 0

(1)	The Company believes that as of December 31, 2005 none of the options granted have a fair market value in excess of the exercised price.

EMPLOYEE BENEFIT PLANS

401(k) Plans

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees, except Tallahassee hourly employees, are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the “SC Savings Plan”). Beginning on January 1, 1998, hourly employees at the Tallahassee Plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the “PEPC 401(k) Plan”). The maximum matching contribution for any participant, excluding the participants in the PEPC 401(k) Plan, for any year is 50% of such participant’s contributions up to a maximum amount of $300. The participants in the PEPC 401(k) Plan receive a Company core contribution of $300 per year plus a maximum matching contribution of $200.

The Stanadyne Corporation Pension Plan

The Stanadyne Corporation Pension Plan provides benefits for all domestic non-collectively bargained, salaried employees of the Company and hourly employees of the Company employed at the Windsor, Washington and Jacksonville facilities. Salaried employees who participate in the Stanadyne Corporation Pension Plan are provided benefits calculated under one of two different formulas. Salaried participants are entitled to the greater of the two benefit amounts.

Under Formula One, benefits are based upon (i) a percentage of the monthly average compensation received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the “Final Average Compensation”), (ii) the years of service of the participant with the Company and certain related or predecessor employers (“Years of Credited Service”), and (iii) a percentage of the primary age 65 Social Security benefit. Specifically, the accrued benefit payable under Formula One of the Stanadyne Corporation Pension Plan is equal to (w) + (x) - (y) - (z), where

(w)	= 1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)

(x)	= 1% of Final Average Compensation times Years of Credited Service in excess of 30

(y)	= 1.66% of primary Social Security times Years of Credited Service (not in excess of 30)

(z)	= Annuity for employees actively employed prior to July 2, 1988 (where applicable)

Formula Two under the Stanadyne Corporation Pension Plan provides salaried participants with an accrued monthly benefit equal to $21.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

Benefits provided under the Stanadyne Corporation Pension Plan for hourly employees are based upon (i) a fixed amount per month and (ii) the years of service of the participant with the Company and certain related or predecessor employers (“Years of Credited Service”). Specifically, the accrued monthly benefit ordinarily payable under the Stanadyne Corporation Pension Plan for hourly employees employed at the Washington and Jacksonville locations is equal to $14.00 multiplied by the participant’s Years of Credited Service. Hourly employees employed at the Windsor facility receive a monthly benefit of $21.00 multiplied by Years of Credited Service.

For purposes of the Stanadyne Corporation Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Stanadyne Corporation Pension Plan is limited to $210,000 for 2005, $205,000 for 2004 and $200,000 for 2003 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. The Code also places certain other limitations on the annual benefits that may be paid under the Plan.

The Company has also adopted two nonqualified plans entitled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable under the Stanadyne Corporation Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply and the designated employee’s SC Pension Plan benefit.

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5,000 or less, a lump sum.

Pension Plan Table (1)(2)

	Years of Service
Final Average Annual Compensation	15	20	25	30	35
$125,000	$27,755	$37,007	$46,259	$55,510	$61,760
150,000	34,130	45,507	56,884	68,260	75,760
175,000	40,505	54,007	67,509	81,010	89,760
200,000	46,880	62,507	78,134	93,760	103,760
225,000	53,255	71,007	88,759	106,510	117,760
250,000	59,630	79,507	99,384	119,260	131,760
300,000	72,380	96,507	120,634	144,760	159,760
400,000	97,880	130,507	163,134	195,760	215,760
450,000	110,630	147,507	184,384	221,260	243,760
500,000	123,380	164,507	205,634	246,760	271,760

Note:

(1)	Amounts shown represent the annual single-life benefit at age 65 from the Stanadyne Corporation Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).
(2)	For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

The Years of Credited Service under the Stanadyne Corporation Pension Plan at December 31, 2005, were 21.8, 24.8, 35.8, 24.0 and 5.6 for Mr. Gurley, Mr. Langin, Mr. Janik, Mr. Kelly and Ms. McCarthy, respectively. The estimated annual benefits payable under the Stanadyne Corporation Pension Plan and the SERP, assuming termination on December 31, 2005 and retirement at age 65 are illustrated as follows:

Estimated Accrued

Pension Benefit as of 12/31/05

	The Stanadyne Corporation Pension Plan*	The SERP	Total
Gurley	$61,477	$135,669	$197,146
Langin	65,890	27,033	92,923
Janik	83,084	123,034	206,118
Kelly	64,650	76,565	141,215
McCarthy	12,866	6,929	19,795

*	Based on EGTRRA $210,000, pensionable compensation limit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 104,950,001 shares were outstanding on December 31, 2005. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2005, there were 36 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2005, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	57.2
Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	19.1
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	0	*
James A. Kohlberg (3)	0	*
Christopher Lacovara (3)	0	*
Gordon H. Woodward (3)	0	*
James A. Wier (3)(5)	6,250	*
William D. Gurley (6)	1,730,000	1.6
Leon P. Janik (7)	650,000	*
William K. Kelly (8)	1,150,000	1.1
Stephen S. Langin (9)	650,000	*
Jean S. McCarthy (10)	37,500	*
All executive officers and directors as a group (13 persons) (11)	6,046,250	5.6

*	Represents less than 1%
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, and Kohlberg Partners IV, L.P. with 15,175,605 shares.
(3)	Each of Messrs. Wiggins, Frieder, Kohlberg, Lacovara, Wier, and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.
(5)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.
(6)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.
(7)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.
(8)	Includes 450,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.
(9)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.
(10)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.
(11)	Includes 3,121,250 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2005.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ equity compensation plan as of December 31, 2005. Holdings’ stockholder approved Option Plan is described further in Note 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,370,000	(1)	$0.48	630,000

Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

Total	15,370,000	(1)	$0.48	630,000

(1)	Consists of 3,672,500 vested outstanding exercisable options and 11,697,500 unvested outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT

In accordance with a management services agreement, the Company is required to pay Kohlberg an annual fee of $750,000 for providing certain ongoing management and advisory services, payable quarterly in advance on each January 1, April 1, July 1 and October 1 during the term of the management services agreement. Kohlberg is also reimbursed for out-of-pocket expenses. The management fees are subordinated in right of payment to the Notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2005 and 2004, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”).

Audit Fees

The aggregate fees billed for the audits of our annual financial statements for the fiscal years ended December 31, 2005 and 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $337,750 and $324,000, respectively.

Audit Related Fees

There were no audit related fees paid in 2005 and 2004 for Stanadyne or Holdings.

Tax Fees

The aggregate fees billed for our tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2004 was $102,448. These fees primarily related to preparation of state and federal income tax returns, including a calculation for federal extraterritorial income exclusion.

All Other Fees

The aggregate fees billed for services related to accounting consultation for the Transactions, related filings with the Securities and Exchange Commission and other miscellaneous services not included above were $271,461 in 2004 for Stanadyne and an additional $72,500 in 2004 for Holdings.

Audit Committee Pre-Approval Process, Policies and Procedures

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The Audit Committees have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Company’s management is responsible for preparing the Company’s financial statements. The independent auditors are responsible for auditing those financial statements. Management and the independent auditors have more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committees are not providing any professional certification as to the independent auditors’ work or any expert or special assurance as to the Company’s financial statements, including with respect to auditor independence.

The Audit Committees must pre-approve the annual engagement and all audit and non-audit services rendered to Holdings and Stanadyne by the independent accountants other than described in the annual engagement letters. Such pre-approval is waived if services may be rendered within the de minimis exception contained in Section 202 of the Sarbanes-Oxley Act of 2002 and any rules and regulations promulgated pursuant thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2.   Financial Statement Schedules:

The Company is not required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain what information is required.

3.   Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.1.2	Certificate of Amendment of Certificate of Incorporation (Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001).

3.2	Amended and Restated By-laws of Stanadyne Corporation (Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1).

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee. (Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.8	Form of Exchange Note. (Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

10.1	Supply Agreement dated as of July 22, 2004 between Precision Engine Products Corp. (PEPC) and Madison—Kipp Corporation for Purchase of VTAA Pedestals (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.18 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.2	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.3 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.4 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.5 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.6 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.7 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.9	Supply Agreement dated as of December 8, 1995 between Precision Engine Products Corp. and the Ina Bearing Company (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.10 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.10	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.10.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998).

10.11	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005).

10.12	Customer Agreement dated as of December 14, 2001 between Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.15 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002).

10.13	Manufacturing and Supply Agreement dated as of December 20, 2004 between Stanadyne Corporation and Equatorial Enterprises Limited (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.13 to the current report of Stanadyne Corporation on Form 8-K, filed on January 31, 2005.)

10.14 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004).

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: March 31, 2006	By:	/s/ M. David Jones
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/s/ M. David Jones
M. David Jones
President and Director

Date: March 31, 2006	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer
and Secretary

Date: March 31, 2006	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 31, 2006	By:	/s/ James A. Kohlberg
James A. Kohlberg
Director

Date: March 31, 2006	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: March 31, 2006	By:	/s/ James A. Wier
James A. Wier
Director

Date: March 31, 2006	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2006	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: March 31, 2006	By:	/s/ M. David Jones
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/s/ M. David Jones
M. David Jones
President, Chief Executive Officer and
Director

Date: March 31, 2006	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer
and Secretary

Date: March 31, 2006	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 31, 2006	By:	/s/ James A. Kohlberg
James A. Kohlberg
Director

Date: March 31, 2006	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: March 31, 2006	By:	/s/ James A. Wier
James A. Wier
Director

Date: March 31, 2006	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2006	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004).

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.1.2	Certificate of Amendment of Certificate of Incorporation (Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001).

3.2	Amended and Restated By-laws of Stanadyne Corporation (Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1).

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee. (Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

4.8	Form of Exchange Note. (Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2004 and amended on April 28, 2004).

10.1	Supply Agreement dated as of July 22, 2004 between Precision Engine Products Corp. (PEPC) and Madison—Kipp Corporation for Purchase of VTAA Pedestals (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.18 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.2	KSTA Holdings, Inc., 2004 Equity Incentive Plan (Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

10.3 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.4 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.5 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002).

10.6 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.7 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.8 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.9	Supply Agreement dated as of December 8, 1995 between Precision Engine Products Corp. and the Ina Bearing Company (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.10 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.10	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998).

10.10.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998).

10.11	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005).

10.12	Customer Agreement dated as of December 14, 2001 between Stanadyne Corporation and Deere & Company (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.15 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002).

10.13	Manufacturing and Supply Agreement dated as of December 20, 2004 between Stanadyne Corporation and Equatorial Enterprises Limited (Pursuant to Rule 24b-2 under The Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (Exhibit 10.13 to the current report of Stanadyne Corporation on Form 8-K, filed on January 31, 2005.)

10.14 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004).

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.