Form 10-Q
period 2006-03-31
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2006-05-15
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter, Principal Executive Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
333-124154	Stanadyne Holdings, Inc. 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	20-1398860

333-45823	Stanadyne Corporation 92 Deerfield Road Windsor, CT 06095 (860) 525-0821	Delaware	22-2940378

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Stanadyne Holdings, Inc.	Yes ☑	No ☐
Stanadyne Corporation	Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes ☐	No ☑
Stanadyne Corporation	Yes ☐	No ☑

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of April 30, 2006:

Stanadyne Holdings, Inc.	104,950,001 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Explanatory Note

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,562	$23,081
Accounts receivable, net of allowance for uncollectible accounts of $845 at March 31, 2006 and $713 at December 31, 2005	52,091	47,303
Inventories, net	42,067	40,970
Prepaid expenses and other current assets	2,307	4,391
Deferred income taxes	3,282	3,470

Total current assets	121,309	119,215
Property, plant and equipment, net	118,084	119,651
Goodwill	146,439	146,439
Intangible and other assets, net	102,234	103,775

Total assets	$488,066	$489,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,466	$24,660
Accrued liabilities	29,423	34,396
Current maturities of long-term debt	5,829	3,844
Current installments of capital lease obligations	225	235

Total current liabilities	60,943	63,135
Long-term debt, excluding current maturities	291,496	289,717
Deferred income taxes	37,443	38,199
Capital lease obligations, excluding current installments	177	236
Other noncurrent liabilities	48,784	47,392

Total liabilities	438,843	438,679

Minority interest in consolidated subsidiary	16	71
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	1,050	1,050
Additional paid-in capital	53,021	52,185
Other accumulated comprehensive loss	(15)	(258)
Accumulated deficit	(4,821)	(2,619)
Treasury stock, at cost	(28)	(28)

Total stockholders’ equity	49,207	50,330

Total liabilities and stockholders’ equity	$488,066	$489,080

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net sales	$90,736	$91,396
Cost of goods sold	72,942	72,883

Gross profit	17,794	18,513
Selling, general and administrative expenses	11,311	9,046
Amortization of intangible assets	1,108	1,108
Loss on disposals and other related costs	749	—
Management fees	188	188

Operating income	4,438	8,171
Other expenses:
Interest, net	(7,582)	(7,205)

(Loss) income before income tax (benefit) expense and minority interest	(3,144)	966
Income tax (benefit) expense	(887)	305

(Loss) income before minority interest	(2,257)	661
Minority interest in loss (income) of consolidated subsidiary	55	(48)

Net (loss) income	$(2,202)	$613

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net (loss) income	$(2,202)	$613
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,231	6,132
Amortization of debt discount and deferred financing fees	2,505	2,301
Stock-based compensation expense	316	—
Deferred income tax benefit	(659)	(1,296)
(Loss) income applicable to minority interest	(55)	48
Loss (gain) on disposal of property, plant and equipment	381	(16)
Changes in operating assets and liabilities	(6,558)	(14,287)

Net cash used in operating activities	(41)	(6,505)

Cash flows from investing activities:
Capital expenditures	(3,903)	(2,175)
Proceeds from disposal of property, plant and equipment	277	19

Net cash used in investing activities	(3,626)	(2,156)

Cash flows from financing activities:
Payments of financing fees	—	(48)
Payments on foreign term loan	(30)	(29)
Net proceeds on foreign overdraft facilities	1,956	1,227
Principal payments on long-term debt	(163)	(163)
Payments of capital lease obligations	(74)	(80)
Proceeds from exercise of stock options	144	—
Proceeds from the sale of common stock	376	—

Net cash provided by financing activities	2,209	907

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,458)	(7,754)
Effect of exchange rate changes on cash	(61)	(53)
Cash and cash equivalents at beginning of period	23,081	18,721

Cash and cash equivalents at end of period	$21,562	$10,914

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,042	$23,081
Accounts receivable, net of allowance for uncollectible accounts of $845 at March 31, 2006 and $713 at December 31, 2005	52,091	47,303
Inventories, net	42,067	40,970
Prepaid expenses and other current assets	2,294	4,372
Deferred income taxes	3,282	3,470

Total current assets	120,776	119,196
Property, plant and equipment, net	118,084	119,651
Goodwill	146,439	146,439
Intangible and other assets, net	100,175	101,659
Due from Stanadyne Holdings, Inc.	—	130

Total assets	$485,474	$487,075

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,466	$24,660
Accrued liabilities	29,413	34,388
Current maturities of long-term debt	5,829	3,844
Current installments of capital lease obligations	225	235

Total current liabilities	60,933	63,127
Long-term debt, excluding current maturities	223,970	224,132
Deferred income taxes	40,807	41,019
Capital lease obligations, excluding current installments	177	236
Other noncurrent liabilities	48,784	47,392
Due to Stanadyne Holdings, Inc.	150	—

Total liabilities	374,821	375,906

Minority interest in consolidated subsidiary	16	71
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive loss	(15)	(258)
Retained earnings	5,652	6,356

Total stockholder’s equity	110,637	111,098

Total liabilities and stockholder’s equity	$485,474	$487,075

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net sales	$90,736	$91,396
Cost of goods sold	72,942	72,883

Gross profit	17,794	18,513
Selling, general and administrative expenses	11,266	9,028
Amortization of intangible assets	1,108	1,108
Loss on disposals and other related costs	749	—
Management fees	188	188

Operating income	4,483	8,189
Other expenses:
Interest, net	(5,584)	(5,407)

(Loss) income before income tax (benefit) expense and minority interest	(1,101)	2,782
Income tax (benefit) expense	(342)	917

(Loss) income before minority interest	(759)	1,865
Minority interest in loss (income) of consolidated subsidiary	55	(48)

Net (loss) income	$(704)	$1,817

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net (loss) income	$(704)	$1,817
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,231	6,132
Amortization of deferred financing fees	506	508
Deferred income tax benefit	(15)	(685)
(Loss) income applicable to minority interest	(55)	48
Loss (gain) on disposal of property, plant and equipment	381	(16)
Changes in operating assets and liabilities	(6,385)	(14,050)

Net cash used in operating activities	(41)	(6,246)

Cash flows from investing activities:
Capital expenditures	(3,903)	(2,175)
Proceeds from disposal of property, plant and equipment	277	19

Net cash used in investing activities	(3,626)	(2,156)

Cash flows from financing activities:
Payments of financing fees	—	(8)
Payments on foreign term loan	(30)	(29)
Net proceeds on foreign overdraft facilities	1,956	1,227
Principal payments on long-term debt	(163)	(163)
Payments of capital lease obligations	(74)	(80)

Net cash provided by financing activities	1,689	947

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(1,978)	(7,455)
Effect of exchange rate changes on cash	(61)	(53)
Cash and cash equivalents at beginning of period	23,081	18,376

Cash and cash equivalents at end of period	$21,042	$10,868

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1)	Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s wholly owned subsidiary, Precision Engine Products Corp. (“PEPC”), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C.

Transactions. On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited liability company, acquired all of the outstanding capital stock of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders, on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation. As a result of such merger, Stanadyne assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s new senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of certain notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12%. The Discount Notes were issued at a discounted price of 58.145% of face value resulting in net proceeds of approximately $58.1 million before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s senior secured bank facility (see Note 4). The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Proceeds from the issuance of these Discount Notes were used for a $55.9 million distribution/return of capital to Holdings’ common stockholders and $2.2 million of related financing costs.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Basis of Presentation. The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the periods presented. The Company’s quarterly results are subject to fluctuation, consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to condensed consolidated financial statements apply both to Holdings and Stanadyne unless otherwise noted.

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA and PEPL. Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest.

Stock Options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. The modified prospective method recognizes compensation costs for all stock option awards granted subsequent to January 1, 2006 as well as to the unvested portion of stock option awards outstanding as of January 1, 2006. The stock-based compensation expense recorded in the first quarter of 2006 as determined under the guidance provided in SFAS 123R totaled $316 for the Company, with $285 allocated to the Precision Products segment and $31 to the Precision Engine segment. In accordance with the modified prospective method, results for prior periods have not been restated.

Prior to January 1, 2006, the Company followed the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. Pro forma information regarding net income is presented below as if the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”:

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Holdings	Stanadyne
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2005
Net income as reported	$613	$1,817
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	105	105

Pro forma net income	$508	$1,712

In 2004, Holdings established the 2004 Equity Incentive Plan to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the 2004 Equity Incentive Plan vest over a period of three to four years contingent upon achievement of certain financial performance targets as defined by the 2004 Equity Incentive Plan and expire 10 years after the date of grant.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of the first quarter of 2006 stock option grants was $0.16. No options were granted in the first quarter of 2005. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended March 31, 2006:

Risk-free interest rate	4.72%
Expected dividend yield	0.0%
Expected volatility	.3036
Expected term in years	6.25

The expected volatility is based on historical volatility of small capitalization companies in the same industry sector as the Company. The expected term of options represents the period of time that options granted are expected to be outstanding using the simplified method described in the guidance provided by SFAS 123R. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant having a term equal to the expected term of the option.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about our stock option plans for the three months ended March 31, 2006:

	Outstanding			Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *		Stock Options Outstanding	Weighted Average Exercise Price *
January 1, 2006	15,370,000	$0.48		3,672,500	$0.47
Exercised	(306,250)	0.47		(306,250)	0.47
Cancelled	(4,269,920)	0.47		(681,170)	0.47
Vested	—	—		875,000	0.47
Granted	3,500,000	0.47	(1)	—	—

March 31, 2006	14,293,830	$0.48		3,560,080	$0.47

*	Represents per share price.

(1)	These options were issued on January 10, 2006 with an exercise price of $0.67 per share. On March 31, 2006 the exercise price was reduced to $0.47 per share, which represents the estimated fair value on the date of grant. Compensation expense for the three months ended March 31, 2006 was recorded based on the original exercise price of $0.67 per share.

During the first quarter of 2006, retiring employees of the Company exercised 306,250 vested stock options for proceeds of $144.

As of March 31, 2006, there was $902 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for 2006 for the stock options awarded through March 31, 2006, is expected to be $849.

(2)	Inventories

Components of inventories are as follows:

	As of March 31, 2006	As of December 31, 2005
Raw materials and purchased parts	$20,062	$18,822
Work-in-process	14,754	14,321
Finished goods	7,251	7,827

	$42,067	$40,970

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(3)	Intangible and Other Assets

Major components of intangible and other assets at March 31, 2006 and December 31, 2005 are listed below:

Holdings:	As of March 31, 2006		As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	4,224	24,300	3,585
Customer contracts	18,600	3,074	18,600	2,610
Debt issuance costs	18,447	3,645	18,447	3,081
Other	758	28	627	23

	$113,205	$10,971	$113,074	$9,299

Stanadyne:	As of March 31, 2006		As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	4,224	24,300	3,585
Customer contracts	18,600	3,074	18,600	2,610
Debt issuance costs	16,092	3,349	16,092	2,842
Other	758	28	627	23

	$110,850	$10,675	$110,719	$9,060

Amortization expense of intangible assets for the Company was $1,108 for the three months ended March 31, 2006 and 2005. Estimated annual amortization expense of the Company’s intangible assets is expected to be $4,432 in 2006, $4,096 in 2007, $3,599 in 2008, $3,583 in 2009 and $3,495 in 2010.

Amortization of debt discount and deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,505 and $2,301 for the three months ended March 31, 2006 and 2005, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $507 and $508 for the three months ended March 31, 2006 and 2005, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Revolving credit lines	$—	$—	$—	$—
Term Loan	64,025	64,188	64,025	64,188
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	67,526	65,585	—	—
Stanadyne Amalgamations Private Limited debt	1,207	1,194	1,207	1,194
Stanadyne, SpA debt	4,567	2,594	4,567	2,594

Long-term debt	297,325	293,561	229,799	227,976
Less current maturities of long-term debt	5,829	3,844	5,829	3,844

Long-term debt, excluding current maturities	$291,496	$289,717	$223,970	$224,132

(5)	Pensions and Other Postretirement Health Care and Life Insurance

Pensions

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit cost for the periods shown were as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$859	$958
Interest cost	1,362	1,420
Expected return on plan assets	(1,388)	(1,350)
Amortization of prior service costs	(16)	(18)
Recognized net actuarial loss	6	2

Net periodic pension cost	$823	$1,012

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company has not made any contributions in the first quarter of 2006 and believes that there will be no minimum required contribution in 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$58	$63
Interest cost	139	164

Net periodic postretirement benefits cost	$197	$227

(6)	Income Taxes

Holdings had an effective income tax rate of 28.2% for the three months ended March 31, 2006 compared to 31.6% for the three months ended March 31, 2005. In the first three months of 2006, Holdings recorded $0.9 million of tax benefit on a pre-tax loss of $3.1 million. For the first three months of 2005 Holdings recorded $0.3 million of tax expense on a pre-tax income of $1.0 million. Holdings tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 31.1% for the three months ended March 31, 2006, compared to 33.0% for the three months ended March 31, 2005. In the first three months of 2006, Stanadyne recorded $0.3 million of tax benefit on a pre-tax loss of $1.1 million. For the first three months of 2005 Stanadyne recorded $1.0 million of tax expense on a pre-tax income of $2.8 million. The Company received U.S. income tax benefits for export sales in all periods.

The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

(7)	Contingencies

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of SAHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne and AIP for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended March 31,
	2006	2005
Warranty liability, beginning of period	$4,935	$1,973
Warranty expense based on products sold	685	275
Warranty claims paid	(116)	(283)

Warranty liability, end of period	$5,504	$1,965

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(8)	Executive Changes

On January 10, 2006 the board of directors appointed M. David Jones as President of Holdings and President and CEO of Stanadyne to replace retiring President and CEO, William D. Gurley. The Company awarded 3.5 million stock options to Mr. Jones, subject to the terms of his employment agreement and the 2004 Equity Incentive Plan. These options were awarded at an original exercise price of $0.67 per share which exercise price was reduced to $0.47 per share effective March 31, 2006 to reflect the estimated fair value at the date of grant. Under the employment agreement, Mr. Jones was able to purchase 2.0 million shares of common stock before March 31, 2006, of which he purchased 800,000 shares with total proceeds to Holdings of $376. The Company recorded $2,024 in the first quarter of 2006 as severance benefits for the former CEO.

(9)	Loss on Disposals and Other Related Costs

Component manufacturing for our Precision Engine segment was re-sourced to external suppliers, and manufacturing activity for this segment in Windsor, Connecticut ended on February 28, 2006. Idled equipment was either re-deployed to other areas of our business or sold at auction in March 2006. An additional charge of $749 was recorded in the first quarter of 2006 as an adjustment to the amount recognized in the fourth quarter of 2005 for impairments to long-lived assets and other costs related to this consolidation of operations. The Company expects to incur additional facility clean-up costs in the second quarter of 2006 to complete the project.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Comprehensive Income

Comprehensive income is as follows:

	Holdings
	Three Months Ended March 31,
	2006	2005
Net (loss) income	$(2,202)	$613
Other comprehensive income, net of tax:
Foreign currency translation adjustments	243	45

Comprehensive (loss) income	$(1,959)	$658

	Stanadyne
	Three Months Ended March 31,
	2006	2005
Net (loss) income	$(704)	$1,817
Other comprehensive income, net of tax:
Foreign currency translation adjustments	243	45

Comprehensive (loss) income	$(461)	$1,862

(11)	Segments

The Company has two reportable segments, Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales. This segment accounted for approximately 83% and 82% of the Company’s total revenues for the three months ended March 31, 2006 and 2005, respectively. Precision Engine manufactures roller-rocker arms, hydraulic valve lifters and lash adjusters primarily for gasoline engines. This segment accounted for approximately 17% and 18% of the Company’s total revenues for the three months ended March 31, 2006 and 2005, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following summarizes key information used by the Company in evaluating the performance of each segment for the three months ended March 31, 2006 and 2005. Included in Eliminations and Other are the activities of Holdings and SAHC.

	For the Three Months Ended March 31, 2006
	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$75,739	$15,198	$(201)	$90,736
Gross profit	17,443	351	—	17,794
Depreciation and amortization expense	5,556	675	—	6,231
Operating income (loss)	6,039	(1,556)	(45)	4,438
Net income (loss)	815	(1,519)	(1,498)	(2,202)

	For the Three Months Ended March 31, 2005
	Precision Products	Precision Engine	Eliminations & Other	Totals
Net sales	$74,642	$16,925	$(171)	$91,396
Gross profit	17,604	909	—	18,513
Depreciation and amortization expense	5,301	831	—	6,132
Operating income (loss)	8,398	(209)	(18)	8,171
Net income (loss)	2,182	(365)	(1,204)	613

(12)	Supplemental Consolidating Condensed Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by PEPC (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, PEPL and SAPL (the “Non-Guarantor Subsidiaries”).

Supplemental consolidating condensed financial statements for Stanadyne (“Parent”), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not required.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet March 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$20,307	$6	$241	$488		$21,042
Accounts receivable, net	36,727	8,819	6,545	—		52,091
Inventories, net	29,740	5,320	7,933	(926	)(a)	42,067
Other current assets	3,867	177	1,532	—		5,576

Total current assets	90,641	14,322	16,251	(438)		120,776
Property, plant and equipment, net	81,060	15,923	21,101	—		118,084
Goodwill	139,065	1,864	5,510	—		146,439
Intangible and other assets, net	96,724	2,794	1,894	(1,237	)(b)	100,175
Investment in subsidiaries	23,178	2,500	—	(25,678	)(c)	—

Total assets	$430,668	$37,403	$44,756	$(27,353)		$485,474

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,556	$6,454	$6,738	$131		$54,879
Current maturities of long-term debt and capital lease obligations	650	—	5,404	—		6,054

Total current liabilities	42,206	6,454	12,142	131		60,933
Long-term debt and capital lease obligations	223,375	—	772	—		224,147
Other noncurrent liabilities	72,829	8,264	9,865	(1,367	)(b)	89,591
Minority interest in consolidated subsidiary	—	—	—	16		16
Intercompany accounts	(19,349)	13,907	5,420	172		150
Stockholder’s equity	111,607	8,778	16,557	(26,305	)(c)	110,637

Total liabilities and stockholder’s equity	$430,668	$37,403	$44,756	$(27,353)		$485,474

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.

(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.

(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$22,376	$14	$460	$231		$23,081
Accounts receivable, net	34,017	7,987	5,299	—		47,303
Inventories, net	28,675	5,643	7,591	(939	)(a)	40,970
Other current assets	5,811	219	1,812	—		7,842

Total current assets	90,879	13,863	15,162	(708)		119,196
Property, plant and equipment, net	82,200	16,017	21,434	—		119,651
Goodwill	139,065	1,864	5,510	—		146,439
Intangible and other assets, net	98,255	2,878	1,727	(1,201	)(b)	101,659
Investment in subsidiaries	26,063	2,358	—	(28,421	)(c)	—
Due from Stanadyne Holdings, Inc.	130	—	—	—		130

Total assets	$436,592	$36,980	$43,833	$(30,330)		$487,075

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,069	$8,186	$7,229	$(436)		$59,048
Current maturities of long-term debt and capital lease obligations	650	—	3,429	—		4,079

Total current liabilities	44,719	8,186	10,658	(436)		63,127
Long-term debt and capital lease obligations	223,538	—	830	—		224,368
Other noncurrent liabilities	72,313	7,679	9,722	(1,303	)(b)	88,411
Minority interest in consolidated subsidiary	—	—	—	71		71
Intercompany accounts	(16,274)	10,873	4,968	433		—
Stockholder’s equity	112,296	10,242	17,655	(29,095	)(c)	111,098

Total liabilities and stockholder’s equity	$436,592	$36,980	$43,833	$(30,330)		$487,075

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.

(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.

(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$71,463	$13,981	$7,319	$(2,027	)(a)	$90,736
Cost of goods sold	53,424	13,982	7,494	(1,958	)(a)	72,942

Gross profit (loss)	18,039	(1)	(175)	(69)		17,794
Selling, general, administrative and other operating expenses	10,927	1,738	564	82		13,311

Operating income (loss)	7,112	(1,739)	(739)	(151)		4,483
Other expenses:
Interest, net	(5,105)	(384)	(95)	—		(5,584)

Income (loss) before income tax (benefit) expense and minority interest	2,007	(2,123)	(834)	(151)		(1,101)
Income tax (benefit) expense	(188)	(516)	390	(28)		(342)

Income (loss) before minority interest	2,195	(1,607)	(1,224)	(123)		(759)
Minority interest in loss of consolidated subsidiary	—	—	—	55		55

Net income (loss)	$2,195	$(1,607)	$(1,224)	$(68)		$(704)

(a) Elimination of intercompany sales and cost of goods sold.

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$70,151	$15,858	$7,531	$(2,144	)(a)	$91,396
Cost of goods sold	52,496	15,329	7,197	(2,139	)(a)	72,883

Gross profit	17,655	529	334	(5)		18,513
Selling, general, administrative and other operating expenses	8,759	1,108	351	106		10,324

Operating income (loss)	8,896	(579)	(17)	(111)		8,189
Other expenses:
Interest, net	(4,977)	(334)	(96)	—		(5,407)

Income (loss) before income tax expense (benefit) and minority interest	3,919	(913)	(113)	(111)		2,782
Income tax expense (benefit)	1,298	(337)	(9)	(35)		917

Income (loss) before minority interest	2,621	(576)	(104)	(76)		1,865
Minority interest in income of consolidated subsidiary	—	—	—	(48)		(48)

Net income (loss)	$2,621	$(576)	$(104)	$(124)		$1,817

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$2,195	$(1,607)	$(1,224)	$(68)	$(704)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,733	653	845	—	6,231
Amortization of deferred financing fees	506			—	506
Other adjustments	(833)	1,026	201	(28)	366
Loss applicable to minority interest	—	—	—	(55)	(55)
Changes in operating assets and liabilities	(5,918)	746	(1,697)	484	(6,385)

Net cash provided by (used in) operating activities	683	818	(1,875)	333	(41)

Cash flows from investing activities:
Capital expenditures	(2,593)	(1,211)	(207)	108	(3,903)
Proceeds from disposal of property, plant and equipment	—	385		(108)	277

Net cash used in investing activities	(2,593)	(826)	(207)	—	(3,626)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(163)	—	1,852	—	1,689

Net cash (used in) provided by financing activities	(163)	—	1,852	—	1,689

Net decrease in cash and cash equivalents	(2,073)	(8)	(230)	333	(1,978)
Effect of exchange rate changes on cash	4	—	11	(76)	(61)
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$20,307	$6	$241	$488	$21,042

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$2,621	$(576)	$(104)	$(124)	$1,817
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,418	816	898	—	6,132
Amortization of deferred financing fees	508	—	—	—	508
Other adjustments	(67)	(348)	(251)	(35)	(701)
Income applicable to minority interest	—	—	—	48	48
Changes in operating assets and liabilities	(12,793)	261	(1,512)	(6)	(14,050)

Net cash (used in) provided by operating activities	(5,313)	153	(969)	(117)	(6,246)

Cash flows from investing activities:
Capital expenditures	(1,730)	(212)	(175)	(58)	(2,175)
Proceeds from disposal of property, plant and equipment	19	—	—	—	19

Net cash used in investing activities	(1,711)	(212)	(175)	(58)	(2,156)

Cash flows from financing activities:
Payment of financing fees	(8)	—	—	—	(8)
Net (payments on) proceeds from debt	(162)	—	1,117	—	955

Net cash (used in) provided by financing activities	(170)	—	1,117	—	947

Net decrease in cash and cash equivalents	(7,194)	(59)	(27)	(175)	(7,455)
Effect of exchange rate changes on cash	(11)	—	26	(68)	(53)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period	$9,864	$9	$444	$551	$10,868

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)	Overview

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

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. Our two reporting segments are Precision Products and Precision Engine. Precision Products manufactures its own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. Precision Engine manufactures valve train components including roller-rocker arm assemblies, hydraulic valve lifters and lash adjusters for gasoline and diesel engines. Detailed segment information can be found in Note 11 of Notes to Condensed Consolidated Financial Statements.

Our financial results for the first quarter of 2006 were positive in many respects. Customer demand from the Original Equipment Manufacturers (“OEMs”) continued in most respects at the record-setting levels experienced last year, fueled by the strength in our end markets for off-highway equipment used in agricultural, industrial and construction activities as well as the select on-highway applications we produce.

Stanadyne’s liquidity improved by $10.1 million at March 31, 2006 when compared to March 31, 2005. Stanadyne had cash of $21.0 million and $28.3 million of undrawn availability in the U.S.-based Revolving Credit Facility at March 31, 2006 compared to cash of $10.9 million and $28.2 million of undrawn availability in the U.S.-based Revolving Credit Facility at March 31, 2005.

Our consolidated sales in the first quarter of 2006 totaled $90.7 million or $0.7 million less than the $91.4 million reported in the first quarter of 2005. This decrease was due entirely to a $2.5 million reduction in sales of valve train components to DaimlerChrysler Corp. (“DCX”) for the 2.0 liter engine program that concluded OEM production in the third quarter of 2005. Other than this change, the underlying comparison of year-to-year first quarter sales showed growth in the off-highway business in our Precision Products segment, led by higher OEM demand from General Engine Products, Inc. (“GEP”), Ford Motor Company (“Ford”), Perkins Engines Company Limited (“Perkins”), Iveco International, DNA (“IVECO”) and JCB. Sales to the service markets were $1.9 million less in the first quarter of 2006 due primarily to lower demand for replacement fuel pumps for the U.S. military HUMMV.

Significant events in the first quarter of 2006 included:

On January 10, 2006, the board of directors appointed M. David Jones as President of Holdings and President and CEO of Stanadyne, to replace retiring President and CEO, William D. Gurley. The Company awarded 3.5 million stock options to Mr. Jones, subject to the terms of his employment agreement and the 2004 Equity Incentive Plan. Pursuant to the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

terms of Mr. Gurley’s employment agreement, the Company recorded $2.0 million in the first quarter of 2006 as severance benefits for the former CEO.

All component manufacturing for our Precision Engine segment was re-sourced to external suppliers, and manufacturing activity for this segment in Windsor, Connecticut ended on February 28, 2006. Idled equipment was either re-deployed to other areas of our business or sold at auction in March 2006. An additional $0.7 million was recorded in the first quarter of 2006 as an adjustment to the amount recognized in the fourth quarter of 2005 for impairment to long-lived assets and other costs related to this consolidation of operations. The Company expects to incur additional facility clean-up costs in the second quarter of 2006 to complete the project.

Precision Products initiated plans to consolidate the Windsor, Connecticut operations from three buildings to two buildings. This activity will include the relocation of some component manufacturing to other Company locations in North Carolina. This project is planned to be completed in the first quarter of 2007.

Our Precision Engine segment incurred $1.1 million in capital expenditures in the first quarter of 2006 in connection with new product launches scheduled this year. These new product launches include valve train components for the service and OEM markets and are expected to have no material impact on sales in 2006.

Our operating income in the first quarter of 2006 totaled $4.5 million, or 4.9% of sales, reflecting a decrease of $3.7 million when compared to the same period a year ago. Gross profits were $0.7 million lower during the same period due to inflationary increases in our labor, employee health benefits and utility costs as well as the impact of the DCX price reduction in the third quarter of 2005. Operating income in the first quarter of 2006 was significantly impacted by the amounts recorded for CEO severance ($2.0 million), disposal of long-lived assets and other costs related to the re-sourcing of PEPC manufacturing operations ($0.7 million) and stock based compensation expense in accordance with the newly adopted reporting requirements of FAS123R ($0.3 million).

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the periods shown. The three month periods ended March 31, 2006 and 2005 include the results of Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	$	%	$	%
Net sales	90,736	100.0	91,396	100.0
Cost of goods sold	72,942	80.4	72,883	79.7
Gross profit	17,794	19.6	18,513	20.3
SG&A	11,311	12.5	9,046	9.9
Amortization of intangibles	1,108	1.2	1,108	1.2
Loss on disposals and other related costs	749	0.8	—	—
Management fees	188	0.2	188	0.2
Operating income	4,438	4.9	8,171	8.9
Net (loss) income	(2,202)	(2.4)	613	0.7

	Stanadyne
	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	$	%	$	%
Net sales	90,736	100.0	91,396	100.0
Cost of goods sold	72,942	80.4	72,883	79.7
Gross profit	17,794	19.6	18,513	20.3
SG&A	11,266	12.4	9,028	9.9
Amortization of intangibles	1,108	1.2	1,108	1.2
Loss on disposals and other related costs	749	0.8	—	—
Management fees	188	0.2	188	0.2
Operating income	4,483	4.9	8,189	9.0
Net (loss) income	(704)	(0.8)	1,817	2.0

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended March 31, 2006 for Holdings and Stanadyne

Compared to

The Three Months Ended March 31, 2005 for Holdings and Stanadyne

Net Sales. Net sales for the first quarter of 2006 totaled $90.7 million compared to $91.4 million in the first quarter of 2005, representing a decrease of $0.7 million or 0.7%. Sales to the off-highway markets increased to 65% of the Company’s total first quarter 2006 sales as compared to 63% in the same period a year ago. This change reflected stable demand for our off-road diesel fuel injection equipment and a reduction in our on-highway sales of valve train equipment to DCX due to the planned conclusion of original equipment (“OE”) production of the 2.0 liter engine in the third quarter of 2005. Sales to our OEM customers represented 64% of our first quarter 2006 revenues as compared to 62% of first quarter 2005 revenues, reflecting an increase of $1.3 million or 2.3%, while the change in first quarter sales to the service markets decreased by $1.9 million or 5.6%. The growth in OEM customer sales was concentrated in our diesel fuel injection business with Deere & Company (“Deere”) and GEP, partially offset by lower sales of valve train components to DCX. The decline in first quarter service sales was concentrated in our Precision Products segment due primarily to lower demand from the U.S. military for replacement diesel fuel pumps.

Precision Products sales totaled $75.7 million in the first quarter of 2006, reflecting an increase of $1.1 million or 1.5% from the first quarter 2005 result of $74.6 million. Shipments to OEM’s in the first quarter of 2006 increased by 6.4% or $2.7 million, and shipments to the service markets decreased by 5.0% or $1.6 million when compared to the prior year first quarter. The increase in OEM demand for our fuel injection products in the first quarter of 2006 came primarily from GEP for use in their HUMMER vehicle line. Higher sales to other OEM’s including Ford, Perkins, IVECO and JCB added $1.4 million to the first quarter sales. OEM sales to Caterpillar Inc. (“CAT”) and Cummins, Inc. decreased in the first quarter of 2006 due to lower demand for products produced by our Precision Components and Assemblies (“PCA”) business. Lower first quarter 2006 sales to the service markets were driven primarily by lower demand from the U.S. military for replacement diesel fuel pumps.

Sales by major product line in the first quarter of 2006 when compared to the same period a year ago reflected increases in our fuel pump and fuel filtration business, little change in sales of fuel injectors and, as already noted, a $1.4 million decline in PCA business. The decline in first quarter 2006 PCA sales included the impact from CAT’s decision late last year to re-source one component that represented $6.0 million of sales in 2005.

Precision Engine sales of valve train products totaled $15.2 million in the first quarter of 2006 and were $1.7 million or 10.2% less than the same period last year. Sales to OEM customers were $1.4 million or 9.6% less in the first quarter 2006 when compared to the first quarter of 2005 and sales to the service markets were $0.3 million or 13.8% less in the first quarter of 2006 when compared to the first quarter of 2005. Sales of valve train components to DCX accounted for $1.3 million of the decline in first quarter OEM revenues. DCX demand for valve train components for the popular 3.5 liter engine exceeded our manufacturing capacity in the first quarter of 2006, requiring significant overtime, but resulted in an additional $1.2 million in sales as compared to the prior year first quarter. This added business was offset by $2.5 million lower sales of product for the 2.0 liter engine. DCX concluded OE

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

production of the 2.0 liter engine in the third quarter of 2005. Consequently, Precision Engine has no further OEM requirements from DCX for this 2.0 liter rocker arm. First quarter sales of 1.6 liter engine valve train components to Tritec in Brazil totaled $0.1 million less than in the same period a year ago. Aftermarket sales of our hardenable iron tappets were $0.2 million less in the first quarter of 2006 compared to the first quarter of 2005, due to a shortage of components from our newly established Asian supplier.

Gross Profit. Our gross profit totaled $17.8 million or 19.6% of net sales in the first quarter of 2006, as compared to $18.5 million or 20.3% of net sales for the same period in 2005. Gross profit as a percentage of sales in the first quarter of 2006 decreased in both segments from the same period a year ago.

Precision Products gross profit decreased slightly to $17.4 million or 23.0% of net sales in the first quarter of 2006, from $17.6 million or 23.6% of net sales recorded for the same period in 2005. Gross profit was favorably impacted by $1.9 million due to higher sales in the first quarter of 2006 and the cost reductions implemented through our Lean Six Sigma program launched in 2005. Overhead costs increased by $1.8 million from the first quarter of 2005, due primarily to $1.1 million higher labor and employee fringe benefit costs, driven by added staff and increased health benefit costs and, to a lesser extent, $0.3 million higher utility costs and $0.2 million added product warranty costs.

Precision Engine gross profit decreased to $0.4 million or 2.3% of net sales in the first quarter of 2006, from $0.9 million or 5.4% of net sales recorded for the same period in 2005. The gross profit in this first quarter of 2006 reflected significant improvement from the results reported in the last two quarters of 2005, as the business completes the transition begun in 2005 to a lower-cost component supply base. Gross profit in the first quarter of 2006 was lower than the same period in the prior year due to a $0.5 million impact from lower sales volume and a $0.6 million price reduction on products sold to DCX, partially mitigated by $0.5 million savings in manufacturing, overhead and depreciation expenses related to resourcing of the Windsor, Connecticut operations that were concluded in February, 2006. Although the demand for DCX’s 3.5 liter engine powered passenger cars continues to challenge our capacity and ability to meet delivery dates, the business is adjusting well to the new component supply base and has been able to meet the customer requirements more efficiently with few exceptions.

Selling, General and Administrative Expenses (“SG&A”) in the first quarter of 2006 totaled $11.3 million or 12.4% of net sales as compared to the $9.0 million or 9.9% of net sales reported for the same period of 2005. This increase was partially due to $0.3 million of stock-based compensation expense recorded in accordance with the rules established by SFAS123R. A more significant increase in first quarter 2006 SG&A costs reflected $2.0 million of severance benefits for the former CEO who retired in January 2006. These benefits were defined by the CEO’s employment agreement and are paid in equal installments in February 2006, January 2007 and January 2008. The severance cost was included as $1.8 million in our Precision Products segment and $0.2 million in our Precision Engine segment. The balance of the first quarter 2006 SG&A costs were relatively unchanged from the same period in 2005.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.1 million in the first quarter of 2006 and was unchanged from the same period in 2005.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Loss on Disposals and Other Related Costs. In connection with the Company’s re-sourcing of certain Windsor, Connecticut component manufacturing to a lower cost supply base, $0.7 million was recorded in the first quarter of 2006 as an adjustment to the amount recognized in the fourth quarter of 2005 for impairments of long-lived assets and other related costs in the Precision Engine segment. This amount included a $0.4 million increase to the previous estimate for impairment to the carrying value of certain machinery and equipment in the Windsor, Connecticut location. All of the idled equipment was re-deployed to other areas of the business or sold at auction during the first quarter of 2006. An additional $0.3 million in related costs were recorded in the first quarter of 2006 to prepare equipment for disposal and recognize employee severance costs. Management believes that this reorganization will provide future savings to the Precision Engine segment through reduced costs.

Operating Income. Our operating income for the first quarter of 2006 totaled $4.5 million or 4.9% of net sales versus an operating income of $8.2 million or 9.0% of net sales for the same period in 2005. In addition to the lower gross profit reported in both segments, the $3.7 million reduction in operating income from year to year was driven primarily by $2.0 million of severance costs paid to our former CEO in the first quarter of 2006 and the $0.7 million recorded for loss on disposals and other related costs in our Precision Engine segment.

Net Loss. Net loss for Stanadyne in the first quarter of 2006 totaled $0.7 million or (0.8)% of net sales versus net income of $1.8 million or 2.0% of net sales reported for the same period in 2005. This decrease in net earnings reflected the combined results of $3.7 million lower operating income, $0.4 million in higher interest expense due to higher interest rates in 2006, partially offset by a $1.3 million reduction in income taxes.

Net loss for Holdings in the first quarter of 2006 totaled $2.2 million and was $1.5 million more than the net loss reported for Stanadyne due to $2.0 million of additional interest expense on the Discount Notes, partially offset by $0.5 million of income tax benefits. Net income for Holdings in the first quarter of 2005 totaled $0.6 million and was $1.2 million less than the net income reported for Stanadyne due to $1.8 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $28.3 million was available for borrowing as of March 31, 2006. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. As of March 31, 2006, there were borrowings of $64.0 million under the Term Loans, no borrowings under the Revolving Credit Line, $4.9 million in foreign overdraft facilities and $0.9 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Operating Activities. Stanadyne’s net cash flows from operating activities for the three months ended March 31, 2006 were slightly less than breakeven and, more important, were $6.2 million more than the first quarter of 2005. Although cash flows from operating activities other than changes in asset and liability accounts consumed $1.1 million more cash in the first quarter of 2006 than the same period in 2005, changes in asset and liability accounts, primarily working capital accounts, consumed $7.7 million less cash. A slower growth rate in our accounts receivable balances in both segments during the first three months of 2006 versus the same period of 2005 accounted for $5.6 million of this difference, with a $1.9 million first quarter 2006 refund of prior year estimated income taxes comprising the balance.

Cash flows from operating activities for Holding were identical to Stanadyne in the first quarter of 2006 and $0.3 million less than Stanadyne in the first quarter of 2005. The lower cash flows from operating activities in 2005 resulted from additional deferred financing fees paid for the Discount Notes. The higher net loss of Holdings as compared to Stanadyne of $1.5 million was due to higher amortization expenses for debt discount and deferred financing fees of $2.0 which was reduced by a deferred tax benefit of $0.6 million.

Cash Flows From Investing Activities. Our capital expenditures in the first three months of 2006 totaled $3.9 million, compared to $2.2 million for the same period of 2005. Capital expenditures in 2006 included $1.6 million for new products and programs, primarily in the Precision Engine segment in support of on-highway valve train component business. The balance of our capital expenditures this year were applied to cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects. Capital expenditures in the first quarter of 2005 included $1.8 million in support of new products and programs, including $1.0 million in Precision Products to prepare for production of a direct injection gasoline pump.

Cash Flows From Financing Activities. Cash flows from financing activities for the first quarter of 2006 resulted in a net increase in cash of $1.7 million compared to an increase of $0.9 million in the first quarter of 2005.

Cash flows from financing activities in our U.S.-based operations included scheduled principal payments against the Term Loans totaling $0.2 million in first quarters of both years. There were no borrowings under the Revolving Credit Line as of March 31st in both years, which after reductions for outstanding letters of credit, represented $28.3 million of available liquidity.

Cash flows from financing activities in our foreign operations during the first quarter of 2006 included additional overdraft borrowings of $2.0 million at SpA to support increased working capital needs and seasonal holiday payrolls. Payments of capital lease obligations at SpA totaled $0.1 million in the first quarter of 2006.

Cash flows from financing activities in the first quarter in Holdings resulted in an increase of $0.5 million from the sale of common stock per the terms of the CEO’s employment agreement and from the exercise of stock options by retiring employees.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees, except for Tallahassee hourly employees, and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased to $66.8 million at December 31, 2005 from $53.5 million at December 31, 2004. Despite a strong recovery in 2005 investment performance, declining discount rates resulted in an increase in the Qualified Plan unfunded benefit obligation. The Company expects there will be no minimum required contribution to the Qualified Plan in 2006. In 2005, the Company contributed $11.5 million for the 2004 plan year to achieve a liability funding level of 90%.

(2)	Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities and self-insurance reserves.

Product Warranty Reserves. We provide a limited warranty for specific products and recognize the projected cost for this warranty in the period the products are sold. Liability reserves are determined by applying historical warranty experience rates to current period product sales. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Inventory Reserves. We maintain our inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for all domestic inventory and on a first-in, first-out (“FIFO”) basis for all foreign inventory. When conditions warrant (usually highlighted by slow-moving product or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, we review and identify all inventories in excess of three years sales requirements. We reserve for this “slow moving” inventory as it has no realizable value. If business conditions change during the year, this evaluation is conducted more frequently.

Pension and Other Postretirement Benefits. We provide for pension and other postretirement benefits and make assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine the net periodic pension and postretirement health care cost. These estimates are based on our best judgment, including consideration of both current and future market conditions. We consider both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pensions” could increase or decrease.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Self-Insurance Reserves. We are self-insured for a substantial portion of our health care and workers’ compensation insurance programs. With advice and assistance from outside experts, reserves are established using estimates based on, among other factors, reported claims to date, prior claims history, and projections of claims incurred but not reported. Future medical cost trends are incorporated in the projected costs to settle existing claims. If actual results in any of these areas change from prior periods, adjustments to recorded reserves may be required.

Stock-Based Compensation. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to our adoption of SFAS 123R as well as for the unvested portions of awards outstanding on the date of our adoption of SFAS 123R. In accordance with the modified prospective method, results for prior periods have not been restated. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

(3)	Cautionary Statement

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all the risks and uncertainties that could affect future events and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may materially adversely affect our business and our financial results:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

The forgoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which include changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first three months of 2006 by $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on March 31, 2006 was approximately $150.8 million. The fair value of Holdings’ Discount Notes based on bid prices at March 31, 2006 was $51.0 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange for the three months ended March 31, 2006 was a net gain of $0.1 million compared to a net gain of $0.2 million for the three months ended March 31, 2005. A majority of the exchange differences are related to the Company’s operations in Brazil. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by Holdings in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by Stanadyne in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls

There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Holdings’ internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the President and Chief Financial Officer of Holdings about these and other matters filed as exhibits to this report.

There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Stanadyne’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer of Stanadyne about these and other matters filed as exhibits to this report.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In accordance with the amendment to his employment agreement reported in Part II, Item 5 of this Report, on March 31, 2006, Mr. Jones purchased 800,000 shares of Holdings’ common stock for cash at the specified price of $0.47 per share, representing less than 1% of Holdings’ outstanding shares of common stock. The offer and sale were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offer and sale involved a single purchaser; (2) the purchaser is the President of Holdings and the Chief Executive Officer of Stanadyne and as such has complete access to all information regarding Holdings and Stanadyne; (3) the purchaser represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares.

ITEM 5:	OTHER INFORMATION

On March 31, 2006, Stanadyne entered into a letter agreement with M. David Jones, Stanadyne’s Chief Executive Officer, amending his employment agreement that was entered into on January 10, 2006. The amendment to the employment agreement provides for options to purchase 3.5 million shares of common stock of Holdings at $0.47 per share rather than at $0.67 per share as originally reported. These options continue to be subject to all of the terms of Holdings’ 2004 Equity Incentive Plan. In addition, the amendment to the employment agreement further provides Mr. Jones the opportunity to purchase a maximum of $2.0 million of Holdings’ common stock at a price of $0.47 per share rather than at $0.67 per share as originally reported, by no later than March 31, 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 6:	EXHIBITS

10.1	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc. (Registrant)

Date: May 15, 2006	/s/ Stephen S. Langin
Stephen S. Langin Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation (Registrant)

Date: May 15, 2006	/s/ Stephen S. Langin
Stephen S. Langin Vice President and Chief Financial Officer

EXHIBIT INDEX:

10.1	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002