Form 10-Q
period 2006-06-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2006-08-14
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of July 31, 2006:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$31,249	$22,835
Accounts receivable, net of allowance for uncollectible accounts of $408 at June 30, 2006 and $368 at December 31, 2005	45,188	38,658
Inventories, net	38,679	34,894
Prepaid expenses and other current assets	677	3,288
Deferred income taxes	4,007	3,471
Current assets held for sale	16,681	16,069

Total current assets	136,481	119,215

Property, plant and equipment, net	101,484	102,949
Goodwill	144,575	144,575
Intangible and other assets, net	97,641	100,868
Noncurrent assets held for sale	12,563	22,777

Total assets	$492,744	$490,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,126	$18,561
Accrued liabilities	40,463	33,399
Current maturities of long-term debt	6,069	3,844
Current installments of capital lease obligations	178	235
Current liabilities held for sale	4,936	7,096

Total current liabilities	74,772	63,135

Long-term debt, excluding current maturities	293,174	289,717
Deferred income taxes	32,155	39,502
Capital lease obligations, excluding current installments	173	236
Other noncurrent liabilities	47,220	47,393
Noncurrent liabilities held for sale	53	—

Total liabilities	447,547	439,983

Minority interest in consolidated subsidiary	—	71
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	1,050	1,050
Additional paid-in capital	53,297	52,185
Other accumulated comprehensive income (loss)	705	(258)
Accumulated deficit	(9,799)	(2,619)
Treasury stock, at cost	(56)	(28)

Total stockholders’ equity	45,197	50,330

Total liabilities and stockholders’ equity	$492,744	$490,384

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net sales	$79,623	$74,494
Cost of goods sold	60,949	54,786

Gross profit	18,674	19,708

Selling, general and administrative expenses	8,403	8,224
Amortization of intangible assets	1,025	1,025
Management fees	187	187

Operating income	9,059	10,272

Other expenses:
Interest, net	(7,150)	(6,911)

Income from continuing operations before income taxes and minority interest	1,909	3,361

Income taxes	761	1,141

Income from continuing operations before minority interest	1,148	2,220

Minority interest in loss (income) of consolidated subsidiary	16	(50)

Income from continuing operations	1,164	2,170
(Loss) income from discontinued operations, net of income tax (benefit) expense of $(4,429) for 2006 and $32 for 2005	(6,142)	40

Net (loss) income	$(4,978)	$2,210

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net sales	$155,362	$149,136
Cost of goods sold	119,445	112,133

Gross profit	35,917	37,003

Selling, general and administrative expenses	18,995	16,483
Amortization of intangible assets	2,049	2,049
Management fees	375	375

Operating income	14,498	18,096

Other expenses:
Interest, net	(14,298)	(13,733)

Income from continuing operations before income taxes and minority interest	200	4,363

Income taxes	129	1,457

Income from continuing operations before minority interest	71	2,906

Minority interest in loss (income) of consolidated subsidiary	71	(98)

Income from continuing operations	142	2,808
(Loss) income from discontinued operations, net of income tax (benefit) expense of $(4,684) for 2006 and $21 for 2005	(7,322)	15

Net (loss) income	$(7,180)	$2,823

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net (loss) income	$(7,180)	$2,823
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,469	12,328
Amortization of debt discount and deferred financing fees	5,064	4,648
Impairment of assets held for sale	10,281	—
Stock-based compensation expense	494	—
Deferred income tax benefit	(8,307)	(1,707)
(Loss) income applicable to minority interest	(71)	98
Loss (gain) on disposal of property, plant and equipment	432	(7)
Changes in operating assets and liabilities	851	(10,245)

Net cash provided by operating activities	14,033	7,938

Cash flows from investing activities:
Capital expenditures	(8,003)	(4,778)
Proceeds from disposal of property, plant and equipment	286	32
Transaction related costs	—	(12)

Net cash used in investing activities	(7,717)	(4,758)

Cash flows from financing activities:
Payments of financing fees	—	(136)
Proceeds from long-term debt	—	12
Payments on foreign term loan	(155)	(176)
Net proceeds on foreign overdraft facilities	1,895	1,014
Principal payments on long-term debt	(325)	(325)
Payments of capital lease obligations	(152)	(166)
Proceeds from exercise of stock options	242	—
Purchase of treasury stock	(28)	(28)
Proceeds from the sale of common stock	376	—

Net cash provided by financing activities	1,853	195

Cash and cash equivalents:
Net increase in cash and cash equivalents	8,169	3,375
Effect of exchange rate changes on cash	198	(298)
Cash and cash equivalents at beginning of period	23,081	18,721

Cash and cash equivalents at end of period	$31,448	$21,798

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,920	$22,835
Accounts receivable, net of allowance for uncollectible accounts of $408 at June 30, 2006 and $368 at December 31, 2005	45,188	38,658
Inventories, net	38,679	34,894
Prepaid expenses and other current assets	672	3,269
Deferred income taxes	4,007	3,471
Current assets held for sale	16,681	16,069

Total current assets	136,147	119,196

Property, plant and equipment, net	101,484	102,949
Goodwill	144,575	144,575
Intangible and other assets, net	95,641	98,752
Due from Stanadyne Holdings, Inc.	—	130
Noncurrent assets held for sale	12,563	22,777

Total assets	$490,410	$488,379

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$23,126	$18,561
Accrued liabilities	40,459	33,391
Current maturities of long-term debt	6,069	3,844
Current installments of capital lease obligations	178	235
Current liabilities held for sale	4,936	7,096

Total current liabilities	74,768	63,127

Long-term debt, excluding current maturities	223,653	224,132
Deferred income taxes	36,071	42,322
Capital lease obligations, excluding current installments	173	236
Other noncurrent liabilities	47,220	47,393
Due to Stanadyne Holdings, Inc.	577	—
Noncurrent liabilities held for sale	53	—

Total liabilities	382,515	377,210

Minority interest in consolidated subsidiary	—	71
Commitments and contingencies	—	—

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income (loss)	705	(258)
Retained earnings	2,190	6,356

Total stockholder’s equity	107,895	111,098

Total liabilities and stockholder’s equity	$490,410	$488,379

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net sales	$79,623	$74,494
Cost of goods sold	60,949	54,786

Gross profit	18,674	19,708

Selling, general and administrative expenses	8,384	8,205
Amortization of intangible assets	1,025	1,025
Management fees	187	187

Operating income	9,078	10,291

Other expenses:
Interest, net	(5,103)	(5,077)

Income from continuing operations before income taxes and minority interest	3,975	5,214

Income taxes	1,311	1,765

Income from continuing operations before minority interest	2,664	3,449

Minority interest in loss (income) of consolidated subsidiary	16	(50)

Income from continuing operations	2,680	3,399
(Loss) income from discontinued operations, net of income tax (benefit) expense of $(4,429) for 2006 and $32 for 2005	(6,142)	40

Net (loss) income	$(3,462)	$3,439

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net sales	$155,362	$149,136
Cost of goods sold	119,445	112,133

Gross profit	35,917	37,003

Selling, general and administrative expenses	18,931	16,446
Amortization of intangible assets	2,049	2,049
Management fees	375	375

Operating income	14,562	18,133

Other expenses:
Interest, net	(10,253)	(10,101)

Income from continuing operations before income taxes and minority interest	4,309	8,032

Income taxes	1,224	2,693

Income from continuing operations before minority interest	3,085	5,339

Minority interest in loss (income) of consolidated subsidiary	71	(98)

Income from continuing operations	3,156	5,241
(Loss) income from discontinued operations, net of income tax (benefit) expense of $(4,684) for 2006 and $21 for 2005	(7,322)	15

Net (loss) income	$(4,166)	$5,256

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net (loss) income	$(4,166)	$5,256
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,469	12,328
Amortization of deferred financing fees	1,013	1,016
Impairment of assets held for sale	10,281	—
Deferred income tax benefit	(7,012)	(472)
(Loss) income applicable to minority interest	(71)	98
Loss (gain) on disposal of property, plant and equipment	432	(7)
Changes in operating assets and liabilities	1,348	(10,018)

Net cash provided by operating activities	14,294	8,201

Cash flows from investing activities:
Capital expenditures	(8,003)	(4,778)
Proceeds from disposal of property, plant and equipment	286	32
Transaction related costs	—	(12)

Net cash used in investing activities	(7,717)	(4,758)

Cash flows from financing activities:
Payments of financing fees	—	(82)
Proceeds from long-term debt	—	12
Payments on foreign term loan	(155)	(176)
Net proceeds on foreign overdraft facilities	1,895	1,014
Principal payments on long-term debt	(325)	(325)
Payments of capital lease obligations	(152)	(166)

Net cash provided by financing activities	1,263	277

Cash and cash equivalents:
Net increase in cash and cash equivalents	7,840	3,720
Effect of exchange rate changes on cash	198	(298)
Cash and cash equivalents at beginning of period	23,081	18,376

Cash and cash equivalents at end of period	$31,119	$21,798

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1) Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s previously wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC”), is a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. On July 31, 2006 PEPC was sold to GT Technologies, a part of GenTek, Inc. (see Note 11). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C.

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

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA and PEPL. Intercompany balances have been eliminated in consolidation. Amounts related to PEPC including PEPL, are presented as assets and liabilities held for sale and discontinued operations for all periods presented herein. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest.

Stock Options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. The modified prospective method recognizes compensation costs for all stock option awards granted subsequent to January 1, 2006, as well as to the unvested portion of stock option awards outstanding as of January 1, 2006. The stock-based compensation expense recorded in the first six months of 2006 as determined under the guidance provided in SFAS 123R totaled $494 for the Company, with $445 allocated to the Precision Products segment and $49 to Precision Engine in discontinued operations. In accordance with the modified prospective method, results for prior periods have not been restated.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Holdings		Stanadyne
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$2,210	$2,823	$3,439	$5,256
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	105	210	105	210

Pro forma net income	$2,105	$2,613	$3,334	$5,046

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

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of the first quarter of 2006 stock option grants was $0.16. No options were granted in the second quarter of 2006. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended June 30, 2006:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about our stock option plans for the three months and six months ended June 30, 2006:

	Three Months Ended June 30, 2006
	Outstanding			Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *		Stock Options Outstanding	Weighted Average Exercise Price *
April 1, 2006	14,293,830	$0.48		3,560,080	$0.47
Exercised	(208,830)	0.47		(208,830)	0.47
Cancelled	(295,000)	0.47		(62,500)	0.47
Vested	—	—		—	—
Granted	—	—		—	—

June 30, 2006	13,790,000	$0.48		3,288,750	$0.47

	Six Months Ended June 30, 2006
	Outstanding			Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *		Stock Options Outstanding	Weighted Average Exercise Price *
January 1, 2006	15,370,000	$0.48		3,672,500	$0.47
Exercised	(515,080)	0.47		(515,080)	0.47
Cancelled	(4,564,920)	0.47		(743,670)	0.47
Vested	—	—		875,000	0.47
Granted	3,500,000	0.47	(1)	—	—

June 30, 2006	13,790,000	$0.48		3,288,750	$0.47

*	Represents per share price.
(1)	These options were issued on January 10, 2006 with an exercise price of $0.67 per share. On March 31, 2006, the exercise price was reduced to $0.47 per share, which represented the estimated fair value on the date of grant.

During the second quarter of 2006, retiring employees of the Company exercised 208,830 vested stock options for proceeds of $98. During the first quarter of 2006, retiring employees of the Company exercised 306,250 vested stock options for proceeds of $144.

As of June 30, 2006, there was $725 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for 2006 for the stock options awarded through June 30, 2006 is expected to be $725.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2) Inventories

Components of inventories are as follows:

	As of June 30, 2006	As of December 31, 2005
Raw materials and purchased parts	$15,892	$14,258
Work-in-process	14,774	13,115
Finished goods	8,013	7,521

	$38,679	$34,894

(3) Intangible and Other Assets

Major components of intangible and other assets at June 30, 2006 and December 31, 2005 are listed below:

Holdings:	As of June 30, 2006		As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	4,863	24,300	3,585
Customer contracts	15,252	2,902	15,252	2,140
Debt issuance costs	18,447	4,210	18,447	3,081
Other	549	32	598	23

	$109,648	$12,007	$109,697	$8,829

Stanadyne:	As of June 30, 2006		As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	4,863	24,300	3,585
Customer contracts	15,252	2,902	15,252	2,140
Debt issuance costs	16,092	3,855	16,092	2,842
Other	549	32	598	23

	$107,293	$11,652	$107,342	$8,590

Amortization expense of intangible assets for the Company was $1,025 for the three months ended June 30, 2006 and 2005 and $2,049 for the six months ended June 30, 2006 and June 30, 2005. Estimated annual amortization expense of the Company’s intangible assets is expected to be $4,097 in 2006, $3,761 in 2007, $3,264 in 2008, $3,249 in 2009 and $3,160 in 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Amortization of debt discount and deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,559 and $2,347 for the three months ended June 30, 2006 and 2005, respectively, and $5,064 and $4,648 for the six months ended June 30, 2006 and 2005, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $507 and $508 for the three months ended June 30, 2006 and 2005, respectively, and $1,013 and $1,016 for the six months ended June 30, 2006 and 2005, respectively.

(4) Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Revolving credit lines	$—	$—	$—	$—
Term Loan	63,863	64,188	63,863	64,188
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	69,521	65,585	—	—
Stanadyne Amalgamations Private Limited debt	1,108	1,194	1,108	1,194
Stanadyne, SpA debt	4,751	2,594	4,751	2,594

Long-term debt	299,243	293,561	229,722	227,976
Less current maturities of long-term debt	6,069	3,844	6,069	3,844

Long-term debt, excluding current maturities	$293,174	$289,717	$223,653	$224,132

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

(dollars in thousands, except where noted otherwise)

(5) Pensions and Other Postretirement Health Care and Life Insurance

Pensions

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit cost for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$762	$715	$1,552	$1,560
Interest cost	1,338	1,058	2,558	2,302
Expected return on plan assets	(1,309)	(1,002)	(2,547)	(2,180)
Amortization of prior service costs	(14)	(13)	(29)	(29)
Recognized net actuarial loss	49	2	54	4

Net periodic pension cost	$826	$760	$1,588	$1,657

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company has not made any contributions in the first half of 2006 and believes that there will be no minimum required contribution in 2006.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$55	$49	$108	$105
Interest cost	104	111	212	236
Recognized net actuarial gain	(9)	—	(9)	—

Net periodic postretirement benefits cost	$150	$160	$311	$341

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6) Income Taxes

Holdings had an effective income tax rate on pre-tax income from continuing operations of 64.5% for the six months ended June 30, 2006 compared to 33.4% for the six months ended June 30, 2005. In the first six months of 2006, Holdings recorded $0.1 million of tax expense on pre-tax income from continuing operations of $0.2 million. For the first six months of 2005, Holdings recorded $1.5 million of tax expense on a pre-tax income from continuing operations of $4.4 million. Holdings tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate on pre-tax income from continuing operations of 28.4% for the six months ended June 30, 2006 compared to 33.5% for the six months ended June 30, 2005. In the first six months of 2006, Stanadyne recorded $1.2 million of tax expense on a pre-tax income from continuing operations of $4.3 million. For the first six months of 2005, Stanadyne recorded $2.7 million of tax expense on a pre-tax income from continuing operations of $8.0 million. The Company received U.S. income tax benefits for export sales in all periods.

The Company applies the estimated annual tax rate to the quarterly earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

The effective tax rate on pre-tax income from discontinued operations was 39.0% for the six months ended June 30, 2006 compared to 56.7% for the six months ended June 30, 2005. In the first six months of 2006, the Company recorded $4.7 million of tax benefit on pre-tax loss from discontinued operations of $12.0 million. For the first six months of 2005, discontinued operations recorded $0.02 million of tax expense on a pre-tax income from discontinued operations of $0.04 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended June 30,		Six Months Ended June,
	2006	2005	2006	2005
Warranty liability, beginning of period	$5,325	$1,965	$4,935	$1,973
Warranty expense based on products sold	300	251	806	526
Warranty claims paid	(240)	(250)	(356)	(533)

Warranty liability, end of period	$5,385	$1,966	$5,385	$1,966

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(8) Executive Changes

On January 10, 2006, the board of directors appointed M. David Jones as President of Holdings and President and CEO of Stanadyne to replace retiring President and CEO, William D. Gurley. The Company awarded 3.5 million stock options to Mr. Jones, subject to the terms of his employment agreement and the 2004 Equity Incentive Plan. These options were awarded at an original exercise price of $0.67 per share which exercise price was reduced to $0.47 per share effective March 31, 2006 to reflect the estimated fair value at the date of grant. Under the employment agreement, Mr. Jones was able to purchase 2.0 million shares of common stock before March 31, 2006, of which he purchased 800,000 shares with total proceeds to Holdings of $376. The Company recorded $2,024 in the first quarter of 2006 as severance benefits for the former CEO. The compensation expense related to the options issued to the CEO was $177 in the first quarter of 2006 and $39 in the second quarter of 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(4,978)	$2,210	$(7,180)	$2,823
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	720	(1,086)	963	(1,041)

Comprehensive (loss) income	$(4,258)	$1,124	$(6,217)	$1,782

	Stanadyne
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(3,462)	$3,439	$(4,166)	$5,256
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	720	(1,086)	963	(1,041)

Comprehensive (loss) income	$(2,742)	$2,353	$(3,203)	$4,215

(10) Segments

The Company had two reportable segments, Precision Products and Precision Engine, the latter classified as a discontinued operation as a result of the asset purchase agreement entered into on June 30, 2006 with Defiance, Inc. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales. Accordingly, as of June 30, 2006, and for the three and six month periods ended June 30, 2006 and 2005, respectively, the Company operated as one segment excluding discontinued operations.

(11) Discontinued Operations

On June 30, 2006, Stanadyne entered into a definitive agreement (the “Purchase Agreement”) with Defiance, Inc. for the sale of PEPC to GT Technologies, a part of GenTek, Inc. The sale included the U.S.-based assets of PEPC, certain acquired liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The sale was completed on July 31, 2006 for gross proceeds of $25 million in cash prior to estimated transaction costs of $0.7 million. The sale proceeds are subject to a working capital adjustment based on the July 31, 2006 account balances which are not known at this time. In addition to the $25 million in gross proceeds, there is a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income when earned.

An impairment charge related to long-lived assets held for sale of approximately $10.3 million was recorded and is reflected as a component of discontinued operations for the three and six months ended June 30, 2006. The impairment charge consisted of a write-down of property, plant and equipment of $5.7 million, goodwill of $1.9 million and other identifiable intangibles of $2.7 million. The net carrying value of assets held for sale as of June 30, 2006 after giving effect to the impairment charge is as follows:

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$199	$246
Accounts receivable	10,109	8,645
Inventories, net	5,701	6,076
Prepaid expenses and other current assets	672	1,102

Total current assets held for sale	16,681	16,069

Property, plant and equipment, net	11,026	16,702
Goodwill	—	1,864
Intangible and other assets, net	1,537	4,211

Total noncurrent assets held for sale	12,563	22,777

Total assets held for sale	$29,244	$38,846

Accounts payable	$4,252	$6,099
Accrued liabilities	684	997

Total current liabilities held for sale	4,936	7,096

Noncurrent liabilities held for sale	53	—

Total liabilities held for sale	$4,989	$7,096

For the three months ended June 30, 2006, loss from discontinued operations in the accompanying condensed consolidated statements of operations of $6.1 million represented the loss from the operations of the Precision Engine segment of $0.3 million, loss on disposal related to the impairment of assets held for sale of $10.3 million and was net of related income tax benefits of $4.4 million. For the six months ended June 30, 2006, loss from discontinued operations in the accompanying condensed consolidated statements of operations of $7.3 million represented the loss from the discontinued operations of the Precision Engine segment of $1.7 million, loss on disposal related to the impairment of assets held for sale of $10.3 million and was net of related income tax benefits of $4.7 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Revenues, expenses, and costs have been excluded from the respective captions in the related condensed consolidated statements of operations and reported as (loss) income from discontinued operations, net of income taxes, for all periods presented. For the three months ended June 30, 2006 and 2005, net sales from discontinued operations were $15.5 million and $18.5 million, respectively and the related the (loss) income before income taxes and impairment from discontinued operations was $(0.3) million and $0.07 million, respectively. For the six months ended June 30, 2006 and 2005, net sales from discontinued operations were $30.5 million and $35.3 million, respectively and the related the (loss) income before income taxes and impairment was $(1.7) million and $0.4 million, respectively. The respective losses and income did not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and are included in continuing operations.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet June 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$30,158	$14	$174	$574		$30,920
Accounts receivable, net	39,385	—	5,803	—		45,188
Inventories, net	31,593	—	8,733	(1,647	)(a)	38,679
Other current assets	3,370	105	1,204	—		4,679
Current assets held for sale	—	14,596	2,142	(57)		16,681

Total current assets	104,506	14,715	18,056	(1,130)		136,147
Property, plant and equipment, net	80,065	—	21,351	68		101,484
Goodwill	139,065	—	5,510	—		144,575
Intangible and other assets, net	95,193	3,664	448	(3,664	)(b)	95,641
Non-current assets held for sale	—	12,729	2,414	(2,580)		12,563
Investment in subsidiaries	16,768	—	—	(16,768	)(c)	—

Total assets	$435,597	$31,108	$47,779	$(24,074)		$490,410

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,972	$2,136	$7,374	$103		$63,585
Current maturities of long-term debt and capital lease obligations	650	—	5,597	—		6,247
Current liabilities held for sale	—	4,457	479	—		4,936

Total current liabilities	54,622	6,593	13,450	103		74,768
Long-term debt and capital lease obligations	223,213	—	613	—		223,826
Other noncurrent liabilities	70,918	5,291	10,766	(3,684	)(b)	83,291
Non-current liabilities held for sale	—	—	53	—		53
Intercompany accounts	(21,385)	16,877	5,407	(322)		577
Stockholder’s equity	108,229	2,347	17,490	(20,171	)(c)	107,895

Total liabilities and stockholder’s equity	$435,597	$31,108	$47,779	$(24,074)		$490,410

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$22,376	$14	$211	$234		$22,835
Accounts receivable, net	34,017	—	4,641	—		38,658
Inventories, net	28,675	—	7,195	(976	) (a)	34,894
Other current assets	5,811	219	710	—		6,740
Current assets held for sale	—	13,631	2,405	33		16,069

Total current assets	90,879	13,864	15,162	(709)		119,196
Property, plant and equipment, net	82,200	—	20,749	—		102,949
Goodwill	139,065	—	5,510	—		144,575
Intangible and other assets, net	98,255	—	497	—	(b)	98,752
Non-current assets held for sale	—	23,117	1,915	(2,255)		22,777
Investment in subsidiaries	26,063	—	—	(26,063	)(c)	—
Due from Stanadyne Holdings, Inc.	130	—	—	—		130

Total assets	$436,592	$36,981	$43,833	$(29,027)		$488,379

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,069	$1,535	$6,784	$(436)		$51,952
Current maturities of long-term debt and capital lease obligations	650	—	3,429	—		4,079
Current liabilities held for sale	—	6,651	445	—		7,096

Total current liabilities	44,719	8,186	10,658	(436)		63,127
Long-term debt and capital lease obligations	223,538	—	830	—		224,368
Other noncurrent liabilities	72,313	7,680	9,722	—	(b)	89,715
Minority interest in consolidated subsidiary	—	—	—	71		71
Intercompany accounts	(16,274)	10,873	4,968	433		—
Stockholder’s equity	112,296	10,242	17,655	(29,095	)(c)	111,098

Total liabilities and stockholder’s equity	$436,592	$36,981	$43,833	$(29,027)		$488,379

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$74,907	$—	$7,093	$(2,377	)(a)	$79,623
Cost of goods sold	56,064	—	7,146	(2,261	)(a)	60,949

Gross profit (loss)	18,843	—	(53)	(116)		18,674
Selling, general, administrative and other operating expenses	9,036	—	560	—		9,596

Operating income (loss)	9,807	—	(613)	(116)		9,078
Interest, net	(5,056)	—	(47)	—		(5,103)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	4,751	—	(660)	(116)		3,975
Income tax expense (benefit)	1,891	—	(560)	(20)		1,311

Income (loss) from continuing operations before minority interest	2,860	—	(100)	(96)		2,664
Minority interest in loss of consolidated subsidiary	—	—	—	16		16

Income (loss) from continuing operations	2,860	—	(100)	(80)		2,680
(Loss) income from discontinued operations	—	(6,409)	147	120		(6,142)

Net income (loss)	$2,860	$(6,409)	$47	$40		$(3,462)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$69,601	$—	$7,445	$(2,552	)(a)	$74,494
Cost of goods sold	50,325	—	6,925	(2,464	)(a)	54,786

Gross profit	19,276	—	520	(88)		19,708
Selling, general, administrative and other operating expenses	8,971	—	446	—		9,417

Operating income	10,305	—	74	(88)		10,291
Interest, net	(5,028)	—	(49)	—		(5,077)

Income from continuing operations before income tax expense and minority interest	5,277	—	25	(88)		5,214
Income tax expense	1,590	—	175	—		1,765

Income (loss) from continuing operations before minority interest	3,687	—	(150)	(88)		3,449
Minority interest in income of consolidated subsidiary	—	—	—	(50)		(50)

Income (loss) from continuing operations	3,687	—	(150)	(138)		3,399

(Loss) income from discontinued operations	—	(403)	550	(107)		40

Net income (loss)	$3,687	$(403)	$400	$(245)		$3,439

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$146,370	$—	$13,190	$(4,198	)(a)	$155,362
Cost of goods sold	109,688	—	13,770	(4,013	)(a)	119,445

Gross profit (loss)	36,682	—	(580)	(185)		35,917
Selling, general, administrative and other operating expenses	20,318	—	1,037	—		21,355

Operating income (loss)	16,364	—	(1,617)	(185)		14,562
Other expenses:
Interest, net	(10,161)	—	(92)	—		(10,253)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	6,203	—	(1,709)	(185)		4,309
Income tax expense (benefit)	1,487	—	(243)	(20)		1,224

Income (loss) from continuing operations before minority interest	4,716	—	(1,466)	(165)		3,085
Minority interest in loss of consolidated subsidiary	—	—	—	71		71

Income (loss) from continuing operations	4,716	—	(1,466)	(94)		3,156
(Loss) income from discontinued operations	—	(7,677)	289	66		(7,322)

Net income (loss)	$4,716	$(7,677)	$(1,177)	$(28)		$(4,166)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$139,752	$—	$13,909	$(4,525	)(a)	$149,136
Cost of goods sold	103,130	—	13,435	(4,432	)(a)	112,133

Gross profit	36,622	—	474	(93)		37,003
Selling, general, administrative and other operating expenses	17,977	—	893	—		18,870

Operating income (loss)	18,645	—	(419)	(93)		18,133
Other expenses:
Interest, net	(10,005)	—	(96)	—		(10,101)

Income (loss) from continuing operations before income tax expense and minority interest	8,640	—	(515)	(93)		8,032
Income tax expense	2,672	—	21	—		2,693

Income (loss) from continuing operations before minority interest	5,968	—	(536)	(93)		5,339
Minority interest in income of consolidated subsidiary	—	—	—	(98)		(98)

Income (loss) from continuing operations	5,968	—	(536)	(191)		5,241
(Loss) income from discontinued operations	—	(639)	832	(178)		15

Net income (loss)	$5,968	$(639)	$296	$(369)		$5,256

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$5,222	$(8,183)	$(1,177)	$(28)	$(4,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,494	1,248	1,727	—	12,469
Amortization of deferred financing fees	1,013			—	1,013
Impairment of assets held for sale	—	10,281		—	10,281
Other adjustments	(856)	(5,279)	(481)	36	(6,580)
Loss applicable to minority interest	—	—	—	(71)	(71)
Changes in operating assets and liabilities	(1,404)	3,136	(445)	61	1,348

Net cash provided by (used in) operating activities	13,469	1,203	(376)	(2)	14,294

Cash flows from investing activities:
Capital expenditures	(5,382)	(1,654)	(1,073)	106	(8,003)
Proceeds from disposal of property, plant and equipment	9	451		(174)	286

Net cash used in investing activities	(5,373)	(1,203)	(1,073)	(68)	(7,717)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(325)	—	1,588	—	1,263

Net cash (used in) provided by financing activities	(325)	—	1,588	—	1,263

Net increase in cash and cash equivalents	7,771	—	139	(70)	7,840
Effect of exchange rate changes on cash	11	—	(20)	207	198
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$30,158	$14	$579	$368	$31,119

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12) Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$6,632	$(1,303)	$296	$(369)	$5,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,867	1,671	1,790	—	12,328
Amortization of deferred financing fees	1,016	—	—	—	1,016
Other adjustments	204	(750)	154	(87)	(479)
Income applicable to minority interest	—	—	—	98	98
Changes in operating assets and liabilities	(9,222)	787	(2,317)	734	(10,018)

Net cash provided by (used in) operating activities	7,497	405	(77)	376	8,201

Cash flows from investing activities:
Capital expenditures	(3,673)	(474)	(668)	37	(4,778)
Proceeds from disposal of property, plant and equipment	19	13	—	—	32
Transaction related costs	(12)	—	—	—	(12)

Net cash used in investing activities	(3,666)	(461)	(668)	37	(4,758)

Cash flows from financing activities:
Payment of financing fees	(82)	—	—	—	(82)
Net (payments on) proceeds from debt	(325)	—	684	—	359

Net cash (used in) provided by financing activities	(407)	—	684	—	277

Net increase (decrease) in cash and cash equivalents	3,424	(56)	(61)	413	3,720
Effect of exchange rate changes on cash	(26)	—	56	(328)	(298)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period	$20,467	$12	$440	$879	$21,798

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

On June 30, 2006, Stanadyne entered into a definitive agreement (the “Purchase Agreement”) with Defiance, Inc. for the sale of Precision Engine Products Corp. (“PEPC”) to GT Technologies, a part of GenTek, Inc. The sale included the U.S.-based assets of PEPC, certain acquired liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda. We no longer report segment information in this report since, as a result of the Purchase Agreement entered into and the subsequent sale on July 31, 2006 of PEPC, we operate only the Precision Products business. The results of operations for Precision Engine are classified as discontinued operations for all periods, herein.

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. We manufacture our own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

Results from continuing operations in the second quarter of 2006 continued to reflect strong customer demand from the Original Equipment Manufacturers (“OEMs”), fueled by the strength in our end markets for off-highway equipment used in agricultural, industrial and construction activities as well as the select on-highway applications we produce.

Net sales for the second quarter of 2006 totaled $79.6 million compared to $74.5 million in the second quarter of 2005, representing an increase of $5.1 million and 6.9%. Sales to our OEM customers represented 61% of our second quarter 2006 revenues, reflecting an increase of $4.6 million or 11% from the second quarter of 2005. The growth in OEM customer sales in our diesel fuel injection business was driven by higher demand primarily from Deere & Company (“Deere”) and Cummins Inc. (“Cummins”). Sales of our recently introduced gasoline direct injection pump for Daimler-Benz accounted for $1.3 million in the second quarter of 2006. Sales in our service markets for the second quarter of 2006 increased 2% compared to the second quarter of 2005 due primarily to higher demand from General Motors (“GM”) for our electronic diesel fuel pump, partially offset by lower requirements from the U.S. military for replacement diesel fuel pumps for the HUMMV.

Our year to date sales through the first six months of 2006 totaled $155.4 million, representing an increase of $6.3 million or 4.2% from the first half of last year. A majority of the additional OEM demand for our fuel injection products was accounted for by $4.6 million in higher sales to Deere, General Engine Products, Inc. (“GEP”) and Daimler-Benz, while shipments to the service markets were still down by 2% or $1.1 million when compared to the first six months of 2005.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Our operating income for the second quarter of 2006 totaled $9.1 million, or 11.4% of sales, reflecting a decrease of $1.2 million when compared to the same period a year ago. Lower gross profits in the second quarter accounted for $1.0 million of this change. Gross profits were negatively impacted by inflationary increases in our labor, employee benefits, aluminum raw material, and utility costs.

Stanadyne’s liquidity improved in the second quarter of 2006, with cash on hand of $31.1 million and $28.8 million of availability in the U.S.-based Revolving Credit Facility at June 30, 2006 compared to cash of $21.8 million and $28.2 million of availability in the U.S.-based Revolving Credit Facility at June 30, 2005.

Basis of Presentation

The following table displays unaudited information for the periods shown. The three month and six month periods ended June 30, 2006 and 2005 include the results of Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005		Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	$	%	$	%	$	%	$	%
Net sales	79,623	100.0	74,494	100.0	155,362	100.0	149,136	100.0
Cost of goods sold	60,949	76.5	54,786	73.5	119,445	76.9	112,133	75.2
Gross profit	18,674	23.5	19,708	26.5	35,917	23.1	37,003	24.8
SG&A	8,403	10.6	8,224	11.0	18,995	12.2	16,483	11.1
Amortization of intangibles	1,025	1.3	1,025	1.4	2,049	1.3	2,049	1.4
Management fees	187	0.2	187	0.3	375	0.2	375	0.3
Operating income	9,059	11.4	10,272	13.8	14,498	9.3	18,096	12.1
Income from continuing operations	1,164	1.5	2,170	2.9	142	0.1	2,808	1.9
(Loss) income from discontinued operations	(6,142)	(7.7)	40	0.1	(7,322)	(4.7)	15	0.0
Net (loss) income	(4,978)	(6.3)	2,210	3.0	(7,180)	(4.6)	2,823	1.9

	Stanadyne
	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005		Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	$	%	$	%	$	%	$	%
Net sales	79,623	100.0	74,494	100.0	155,362	100.0	149,136	100.0
Cost of goods sold	60,949	76.5	54,786	73.5	119,445	76.9	112,133	75.2
Gross profit	18,674	23.5	19,708	26.5	35,917	23.1	37,003	24.8
SG&A	8,384	10.5	8,205	11.0	18,931	12.2	16,446	11.0
Amortization of intangibles	1,025	1.3	1,025	1.4	2,049	1.3	2,049	1.4
Management fees	187	0.2	187	0.3	375	0.2	375	0.3
Operating income	9,078	11.4	10,291	13.8	14,562	9.4	18,133	12.2
Income from continuing operations	2,680	3.4	3,399	4.6	3,156	2.0	5,241	3.5
(Loss) income from discontinued operations	(6,142)	(7.7)	40	0.1	(7,322)	(4.7)	15	0.0
Net (loss) income	(3,462)	(4.3)	3,439	4.6	(4,166)	(2.7)	5,256	3.5

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended June 30, 2006 for Holdings and Stanadyne

Compared to

The Three Months Ended June 30, 2005 for Holdings and Stanadyne

Net Sales. Net sales for the second quarter of 2006 totaled $79.6 million compared to $74.5 million in the second quarter of 2005, representing an increase of $5.1 million or 6.9%. Sales to our OEM customers represented 61% of our second quarter 2006 revenues as compared to 59% of second quarter 2005 revenues, reflecting an increase of $4.6 million or 11%. Sales in our service markets for the second quarter of 2006 increased 2% compared to the second quarter of 2005. The growth in OEM customer sales in our diesel fuel injection business was driven by higher demand primarily from Deere and Cummins. Our recently introduced gasoline direct injection pump for Daimler-Benz accounted for $1.3 million of sales in the second quarter of 2006. The 2% increase in 2006 second quarter service sales was due primarily to higher demand from GM partially offset by lower requirements from the U.S. military for replacement diesel fuel pumps for the HUMMV.

Sales by major product line in the second quarter of 2006 when compared to the same period a year ago reflect increases in our fuel pump, fuel injector and fuel filtration sales, partially offset by a $1.9 million decline in our Precision Components and Assembly (“PCA”) business. The decline in 2006 PCA sales included the impact of the decision of Caterpillar Inc. (“CAT”) late last year to re-source one component that represented $6.0 million in annual sales in 2005.

Gross Profit. Our gross profit totaled $18.7 million and 23.5% of net sales in the second quarter of 2006, as compared to $19.7 million and 26.5% of net sales for the same period in 2005. Gross profit was favorably impacted by higher sales volume in the second quarter of 2006 but was more than offset by a $1.5 million increase in material and overhead costs from the second quarter of 2005. These cost increases included $0.6 million higher employee fringe benefit costs, driven by increased health benefit and workers compensation claims costs and, to a lesser extent, $0.3 million higher utility costs. The cost of aluminum used in many of our products increased by approximately 40% or $0.2 million in the second quarter of 2006 as compared to the same period last year. Finally, depreciation expense for the second quarter of 2006 increased by $0.3 million versus the second quarter of 2005.

Selling, General and Administrative Expenses (“SG&A”) in the second quarter of 2006 totaled $8.4 million or 10.6% of net sales as compared to $8.2 million or 11.0% of net sales for the same period of 2005. This increase was due primarily to $0.3 million of stock-based compensation expense recorded in accordance with SFAS123R which the Company adopted effective January 1, 2006 and $0.3 million increased freight on sales in support of the higher revenues.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.1 million in the second quarter of 2006 and was unchanged from the same period in 2005.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Our operating income in the second quarter of 2006 totaled $9.1 million and 11.4% of net sales versus $10.3 million and 13.8% of net sales for the same period in 2005. This $1.2 million decrease in second quarter operating profit resulted from the $1.0 million lower gross profit and $0.2 million higher SG&A costs.

Income from Continuing Operations. Income from continuing operations for Stanadyne in the second quarter of 2006 totaled $2.6 million or 3.4% of net sales versus net income of $3.4 million or 4.6% of net sales reported for the same period in 2005. This $0.7 million decrease in income reflects the combined results of $1.2 million lower operating income, partially offset by a $0.5 million reduction in income taxes. Income taxes in both quarters reflect a rate of approximately 34% based on the estimated annual tax rate developed for projected earnings for the entire year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

Income from continuing operations for Holdings in the second quarter of 2006 totaled $1.2 million and was $1.5 million less than the net income reported for Stanadyne due to $2.0 million of additional interest expense on the Discount Notes, partially offset by $0.5 million of income tax benefits. Net income for Holdings in the second quarter of 2005 totaled $2.2 million and was $1.2 million less than the net income reported for Stanadyne due to $1.8 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits.

(Loss) Income From Discontinued Operations. Loss from discontinued operations for the second quarter of 2006 included impairments of $10.3 million, consisting of a write-down of property, plant and equipment of $5.7 million, goodwill of $1.9 million and other identifiable intangibles of $2.7 million and a loss from discontinued operations of $0.3 million offset by an income tax benefit of $4.4 million. Income from discontinued operations for the second quarter of 2005 was $0.07 million offset by income tax expense of $0.03 million.

The Six Months Ended June 30, 2006 for Holdings and Stanadyne

Compared to

The Six Months Ended June 30, 2005 for Holdings and Stanadyne

Net Sales. Net sales for the first six months of 2006 totaled $155.4 million compared to $149.1 million for the same period a year ago, representing an increase of $6.3 million or 4.2%. Most of this increase occurred in the second quarter of 2006 when we experienced $4.6 million higher sales to our OEM’s. A majority of the additional OEM demand for our fuel injection products was accounted for by $4.6 million in higher sales to Deere, GEP and Daimler-Benz. Shipments to the service markets in the first half of 2006 decreased by 2% or $1.1 million when compared to the first six months of 2005. The reduction in service sales was primarily the result of lower sales of diesel fuel pumps for military HUMMV’s, partially offset by $3.0 million additional sales of service diesel pumps to GM.

Sales by major product line in the first six months of 2006 reflected increases in shipments of fuel pumps, fuel injectors and fuel filters, partially offset by $3.3 million lower PCA shipments. The decline in 2006 PCA sales included the impact from CAT’s decision late last year to re-source one component that represented $6.0 million in annual sales in 2005.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Gross Profit. Our gross profit totaled $35.9 million and 23.1% of net sales in the first six months of 2006, reflecting a decrease from the $37.0 million and 24.8% of net sales for the same period in 2005. Year over year growth in sales favorably impacted the gross profit result by $1.3 million but was more than offset by $2.4 million increase in 2006 materials and overhead costs. These cost increases included $0.8 million higher employee fringe benefit costs, driven by increased health benefit and workers compensation claims costs, $0.7 million higher utility costs, and $0.2 million added product warranty costs. The cost of aluminum used in many of our products increased by approximately 33% or $0.3 million in the first six months of 2006 as compared to the same period last year. Finally, depreciation expense for the first six months of 2006 increased by $0.5 million versus the same period of 2005.

Selling, General and Administrative Expenses (“SG&A”) in the first six months of 2006 totaled $19.0 million and 12.2% of net sales, reflecting an increase from the $16.5 million and 11.1% of net sales reported for the same period of 2005. A majority of the increase in 2006 SG&A costs was a result of the $2.0 million of severance benefits for the former CEO who retired in January 2006. These benefits are paid in equal installments in February 2006, January 2007 and January 2008. The severance cost was included as $1.8 million in our Precision Products segment as a component of continuing operations and $0.2 million was included as a component of discontinued operations. SG&A costs also increased in 2006 due to $0.5 million of stock-based compensation expense recorded in accordance with SFAS123R which the Company adopted effective January 1, 2006, and $0.5 million of higher freight on sales costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.0 million through the first six months of 2006 and was unchanged from the same period in 2005.

Operating Income. Our operating income for the first six months of 2006 totaled $14.5 million and 9.3% of net sales, reflecting a reduction from the $18.1 million and 12.1% for the same period in 2005. In addition to the $1.1 million lower 2006 gross profit, the $3.6 million reduction in operating income from year to year was driven primarily by $2.0 million of severance costs paid to our former CEO in the first quarter of 2006 and the $0.5 million increase in freight on sales.

Income from Continuing Operations. Income from continuing operations for Stanadyne in the first six months of 2006 totaled $3.2 million or 2.0% of net sales, reflecting a decrease from the $5.2 million or 3.5% of net sales reported for the same period in 2005. This $2.0 million decrease reflected the combined results of $3.6 million of lower operating income, $0.2 million in higher interest expense due to increased borrowing rates in 2006, and $0.2 million increase in the minority interest losses in our SAPL joint venture, offset by $1.5 million lower income taxes on lower earnings.

Income from continuing operations for Holdings in the first six months of 2006 totaled $0.1 million and was $3.0 million less than the amount reported for Stanadyne due to $4.0 million of additional interest expense on the Discount Notes, partially offset by $1.1 million of lower income taxes.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

(Loss) Income From Discontinued Operations. Loss from discontinued operations for the first six months of 2006 included impairments of $10.3 million, consisting of a write-down of property, plant and equipment of $5.7 million, goodwill of $1.9 million and other identifiable intangibles of $2.7 million and a loss from discontinued operations of $1.7 million offset by an income tax benefit of $4.7 million. Income from discontinued operations for the first six months of 2005 was $0.04 million offset by income tax expense of $0.02 million.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $31.1 million at June 2006, and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $28.8 million was available for borrowing as of June 30, 2006. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft and term loan facilities with local financial institutions on an as-needed basis. As of June 30, 2006, there were borrowings of $63.7 million under the Term Loans, no borrowings under the Revolving Credit Line, $5.1 million in foreign overdraft facilities and $0.7 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash Flows From Operating Activities. Stanadyne’s net cash flows from operating activities for the first six months ended June 30, 2006 were $14.3 million or $6.1 million more than the $8.2 million generated in the same period of 2005. Cash flows from operating activities other than changes in asset and liability accounts consumed $5.3 million more cash in the six months of 2006 than the same period in 2005, due primarily to $3.6 million less in operating income and higher interest rates in 2006. Changes in asset and liability accounts, primarily working capital accounts, consumed $10.6 million less cash in the first six months of 2006 due to $4.9 million lower inventory requirements and a $5.8 million increase in accrued liability accounts, primarily in recognition of higher employee fringe benefit costs and the former CEO severance benefits to be paid over the next two years.

Cash flows from operating activities for Holdings for the six months ended June 30, 2006 were $14.0 million or $0.3 million less than the $14.3 million that Stanadyne generated during the same period. This $0.3 million difference was due to ongoing administrative expenses required for the maintenance of Holdings organizational and capital structure.

Cash Flows From Investing Activities. Capital expenditures in the first six months of 2006 totaled $8.0 million compared to $4.8 million for the same period of 2005. Capital expenditures in 2006 included $2.6 million for new products and programs, with approximately $1.5 million in the Precision Engine segment reported as a discontinued operation. The balance of our capital expenditures this year were applied to cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Financing Activities. Cash flows from financing activities for the first six months of 2006 resulted in a net increase in cash of $1.3 million compared to an increase of $0.3 million for the same period of 2005.

Cash flows from financing activities in our U.S.-based operations included scheduled principal payments against the Term Loans totaling $0.3 million during the first six months of both years. There were no borrowings under the U.S.-based Revolving Credit Line as of June 30, 2006 and 2005, which after reductions for outstanding letters of credit, represented $28.8 million of available liquidity.

Cash flows from financing activities in our foreign operations during the first six months of 2006 included additional overdraft borrowings of $1.8 million at SpA to support increased working capital needs and seasonal holiday payrolls. Payments of capital lease obligations at SpA totaled $0.2 million this year. Cash flows from financing activities in SAPL reflected a net reduction of $0.1 million in outstanding indebtedness, with a scheduled installment against the term loan partially offset against additional borrowings against the revolving credit facility to support higher inventories

Cash flows from financing activities for the first six months of 2006 in Holdings resulted in an increase of $0.6 million from the sale of common stock per the terms of the CEO’s employment agreement and from the exercise of stock options by retiring employees.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased to $66.8 million at December 31, 2005 from $53.5 million at December 31, 2004. Despite a strong recovery in 2005 investment performance, declining discount rates resulted in an increase in the Qualified Plan unfunded benefit obligation. The Company expects there will be no minimum required contribution to the Qualified Plan in 2006. In 2005, the Company contributed $11.5 million for the 2004 plan year.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first six months of 2006 by $0.3 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on June 30, 2006 was approximately $148.8 million. The fair value of Holdings’ Discount Notes based on bid prices at June 30, 2006 was $51.5 million.

Foreign Currency Risk. The Company has subsidiaries in Brazil and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian and Brazilian subsidiaries. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange was immaterial to continuing operations for the six months ended June 30, 2006 and 2005. Foreign currency for discontinued operations was related to the Company’s operations in Brazil. Foreign currency exchange for the six months ended June 30, 2006 was a net gain of $0.1 million compared to a net loss of $0.4 million for the six months ended June 30, 2005. The Company does not hedge against foreign currency risk.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS

10.1	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation

10.2	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: August 14, 2006	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 14, 2006	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

10.1	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation

10.2	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002