Form 10-Q
period 2006-09-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2006-11-14
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

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

Stanadyne Holdings, Inc.    Yes  ☐    No  ☒

Stanadyne Corporation        Yes  ☐    No  ☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of October 31, 2006:

Stanadyne Holdings, Inc.	106,205,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$29,910	$22,835
Restricted cash	1,406	—
Accounts receivable, net of allowance for uncollectible accounts of $423 at September 30, 2006 and $368 at December 31, 2005	44,671	38,658
Inventories, net	38,022	34,894
Prepaid expenses and other current assets	1,854	3,288
Deferred income taxes	4,948	3,471
Current assets held for sale	—	16,069

Total current assets	120,811	119,215

Property, plant and equipment, net	100,054	102,949
Goodwill	144,575	144,575
Intangible and other assets, net	96,031	100,868
Noncurrent assets held for sale	—	22,777

Total assets	$461,471	$490,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,073	$18,561
Accrued liabilities	37,886	33,399
Current maturities of long-term debt	6,139	3,844
Current installments of capital lease obligations	278	235
Current liabilities held for sale	—	7,096

Total current liabilities	66,376	63,135
Long-term debt, excluding current maturities	273,290	289,717
Deferred income taxes	32,734	39,502
Capital lease obligations, excluding current installments	525	236
Other noncurrent liabilities	45,449	47,393

Total liabilities	418,374	439,983

Minority interest in consolidated subsidiary	—	71
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	1,050	1,050
Additional paid-in capital	53,475	52,185
Other accumulated comprehensive income (loss)	635	(258)
Accumulated deficit	(12,007)	(2,619)
Treasury stock, at cost	(56)	(28)

Total stockholders’ equity	43,097	50,330

Total liabilities and stockholders’ equity	$461,471	$490,384

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	$73,237	$73,347
Cost of goods sold	58,394	57,213

Gross profit	14,843	16,134

Selling, general and administrative expenses	9,670	7,550
Amortization of intangible assets	1,024	1,024
Management fees	188	188

Operating income	3,961	7,372

Other expenses:
Interest	(7,166)	(6,945)

(Loss) income from continuing operations before income tax (benefit) expense and minority interest	(3,205)	427

Income tax (benefit) expense	(670)	137

(Loss) income from continuing operations before minority interest	(2,535)	290

Minority interest in income of consolidated subsidiary	—	(1)

(Loss) income from continuing operations	(2,535)	289
Income (loss) from discontinued operations, net of income tax expense (benefit) of $261 for 2006 and $(681) for 2005	327	(1,739)

Net loss	$(2,208)	$(1,450)

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net sales	$228,599	$222,483
Cost of goods sold	177,839	169,346

Gross profit	50,760	53,137

Selling, general and administrative expenses	28,665	24,033
Amortization of intangible assets	3,073	3,073
Management fees	563	563

Operating income	18,459	25,468

Other expenses:
Interest	(21,464)	(20,678)

(Loss) income from continuing operations before income tax (benefit) expense and minority interest	(3,005)	4,790

Income tax (benefit) expense	(541)	1,594

(Loss) income from continuing operations before minority interest	(2,464)	3,196

Minority interest in loss (income) of consolidated subsidiary	71	(99)

(Loss) income from continuing operations	(2,393)	3,097
Loss from discontinued operations, net of income tax benefit of $4,423 for 2006 and $660 for 2005	(6,995)	(1,724)

Net (loss) income	$(9,388)	$1,373

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net (loss) income	$(9,388)	$1,373
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,979	18,527
Amortization of debt discount and deferred financing fees	7,685	7,044
Loss on sale of discontinued operations	8,681	—
Stock-based compensation expense	671	—
Deferred income tax benefit	(8,770)	(3,402)
(Loss) income applicable to minority interest	(71)	99
Loss (gain) on disposal of property, plant and equipment	536	(7)
Changes in operating assets and liabilities	(2,191)	(25,066)

Net cash provided by (used in) operating activities	15,132	(1,432)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	24,000	—
Increase in restricted cash	(1,406)	—
Capital expenditures	(11,175)	(7,712)
Proceeds from disposal of property, plant and equipment	289	32
Transaction related costs	—	(12)

Net cash provided by (used in) investing activities	11,708	(7,692)

Cash flows from financing activities:
Payments of financing fees	—	(167)
Proceeds from long-term debt	—	12
Payments on foreign term loan	(29)	(168)
Net proceeds on foreign overdraft facilities	2,561	245
Principal payments on long-term debt	(22,988)	(488)
Payments of capital lease obligations	(204)	(239)
Proceeds from exercise of stock options	242	—
Purchase of treasury stock	(28)	(28)
Proceeds from the sale of common stock	376	—

Net cash used in financing activities	(20,070)	(833)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	6,770	(9,957)
Effect of exchange rate changes on cash	59	(350)
Cash and cash equivalents at beginning of period (1)	23,081	18,721

Cash and cash equivalents at end of period	$29,910	$8,414

Supplemental disclosure of noncash investing and financing transactions:

During the nine months ended September 30, 2006 the Company entered into a capital lease for new equipment resulting in a capital lease obligation of $500.

(1)	Cash and cash equivalents as of January 1, 2006 includes $246 of cash presented as current assets held for sale.

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$29,585	$22,835
Restricted cash	1,406	—
Accounts receivable, net of allowance for uncollectible accounts of $423 at September 30, 2006 and $368 at December 31, 2005	44,671	38,658
Inventories, net	38,022	34,894
Prepaid expenses and other current assets	1,835	3,269
Deferred income taxes	4,948	3,471
Current assets held for sale	—	16,069

Total current assets	120,467	119,196

Property, plant and equipment, net	100,054	102,949
Goodwill	144,575	144,575
Intangible and other assets, net	94,088	98,752
Due from Stanadyne Holdings, Inc.	—	130
Noncurrent assets held for sale	—	22,777

Total assets	$459,184	$488,379

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$22,073	$18,561
Accrued liabilities	37,879	33,391
Current maturities of long-term debt	6,139	3,844
Current installments of capital lease obligations	278	235
Current liabilities held for sale	—	7,096

Total current liabilities	66,369	63,127
Long-term debt, excluding current maturities	201,713	224,132
Deferred income taxes	36,974	42,322
Capital lease obligations, excluding current installments	525	236
Other noncurrent liabilities	45,449	47,393
Due to Stanadyne Holdings, Inc.	730	—

Total liabilities	351,760	377,210

Minority interest in consolidated subsidiary	—	71
Commitments and contingencies	—	—

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income (loss)	635	(258)
Retained earnings	1,789	6,356

Total stockholder’s equity	107,424	111,098

Total liabilities and stockholder’s equity	$459,184	$488,379

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	$73,237	$73,347
Cost of goods sold	58,394	57,213

Gross profit	14,843	16,134

Selling, general and administrative expenses	9,651	7,542
Amortization of intangible assets	1,024	1,024
Management fees	188	188

Operating income	3,980	7,380

Other expenses:
Interest	(5,054)	(5,056)

(Loss) income from continuing operations before income tax (benefit) expense and minority interest	(1,074)	2,324

Income tax (benefit) expense	(346)	777

(Loss) income from continuing operations before minority interest	(728)	1,547

Minority interest in income of consolidated subsidiary	—	(1)

(Loss) income from continuing operations	(728)	1,546
Income (loss) from discontinued operations, net of income tax expense (benefit) of $261 for 2006 and $(681) for 2005	327	(1,739)

Net loss	$(401)	$(193)

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net sales	$228,599	$222,483
Cost of goods sold	177,839	169,346

Gross profit	50,760	53,137

Selling, general and administrative expenses	28,582	23,988
Amortization of intangible assets	3,073	3,073
Management fees	563	563

Operating income	18,542	25,513

Other expenses:
Interest	(15,307)	(15,157)

Income from continuing operations before income taxes and minority interest	3,235	10,356

Income taxes	878	3,470

Income from continuing operations before minority interest	2,357	6,886

Minority interest in loss (income) of consolidated subsidiary	71	(99)

Income from continuing operations	2,428	6,787
Loss from discontinued operations, net of income tax benefit of $4,423 for 2006 and $660 for 2005	(6,995)	(1,724)

Net (loss) income	$(4,567)	$5,063

See notes to condensed consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net (loss) income	$(4,567)	$5,063
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,979	18,527
Amortization of deferred financing fees	1,519	1,523
Loss on sale of discontinued operations	8,681	—
Stock-based compensation expense	671	—
Deferred income tax benefit	(7,147)	(1,527)
(Loss) income applicable to minority interest	(71)	99
Loss (gain) on disposal of property, plant and equipment	536	(7)
Changes in operating assets and liabilities	(2,204)	(24,878)

Net cash provided by (used in) operating activities	15,397	(1,200)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	24,000	—
Increase in restricted cash	(1,406)	—
Capital expenditures	(11,175)	(7,712)
Proceeds from disposal of property, plant and equipment	289	32
Transaction related costs	—	(12)

Net cash provided by (used in) investing activities	11,708	(7,692)

Cash flows from financing activities:
Payments of financing fees	—	(82)
Proceeds from long-term debt	—	12
Payments on foreign term loan	(29)	(168)
Net proceeds on foreign overdraft facilities	2,561	245
Principal payments on long-term debt	(22,988)	(488)
Payments of capital lease obligations	(204)	(239)

Net cash used in financing activities	(20,660)	(720)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	6,445	(9,612)
Effect of exchange rate changes on cash	59	(350)
Cash and cash equivalents at beginning of period (1)	23,081	18,376

Cash and cash equivalents at end of period	$29,585	$8,414

Supplemental disclosure of noncash investing and financing transactions:

During the nine months ended September 30, 2006 the Company entered into a capital lease for new equipment resulting in a capital lease obligation of $500.

(1)	Cash and cash equivalents as of January 1, 2006 includes $246 of cash presented as current assets held for sale.

See notes to condensed consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1) Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s previously wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC”), was a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. On July 31, 2006, PEPC was sold to Defiance, Inc., a part of GenTek, Inc. (see Note 11).

Transactions. On August 6, 2004, KSTA Acquisition, LLC (“KSTA”), a Delaware limited company, acquired all of the outstanding capital stock of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders, on the terms and conditions specified in the stock purchase agreement entered into on June 23, 2004. Subsequent to such purchase of stock, KSTA distributed the stock of SAHC to its parent, Holdings, and then immediately merged with and into Stanadyne, with Stanadyne continuing as the surviving corporation. As a result of such merger, Stanadyne assumed by operation of law all of the rights and obligations of KSTA. Holdings was formed at the direction of an investor group led by Kohlberg Management IV, L.L.C., which now owns a majority of the outstanding common stock of Holdings. These transactions were financed by a cash equity investment in Holdings by an investor group led by Kohlberg Management IV, L.L.C., borrowings under Stanadyne’s new senior secured credit facility, and the issuance of notes. The merger and the related transactions, including the issuance of certain notes, the entering into of Stanadyne’s new senior secured credit facility, the repayment of certain existing indebtedness, including the tender for and the subsequent redemption of Stanadyne’s senior subordinated unsecured notes, and the payment of related fees and expenses, are collectively referred to as the “Transactions.”

On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12%. The Discount Notes were issued at a discount price of 58.145% of face value resulting in net proceeds of approximately $58.1 million before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s senior secured bank facility (see Note 4). The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Proceeds from the issuance of these Discount Notes were used for a $55.9 million distribution/return of capital to Holdings’ common stockholders and $2.2 million of related financing costs.

Basis of Presentation. The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (considering of normal recurring accruals) necessary for a fair presentation for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to condensed consolidated financial statements apply to Holdings and Stanadyne unless otherwise noted.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA and PEPL. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation. Amounts related to PEPC, including PEPL, are presented as assets and liabilities held for sale and discontinued operations for all periods presented herein.

New Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plan and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of its defined benefit postretirement plan in which the changes occur as a component of accumulated other comprehensive income (loss). The provisions of SFAS 158 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial statements.

Stock Options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. The modified prospective method recognizes compensation costs for all stock option awards granted subsequent to January 1, 2006, as well as to the unvested portion of stock option awards outstanding as of January 1, 2006. The stock-based compensation expense recorded in the first nine months of 2006 as determined under the guidance provided in SFAS 123R totaled $671 for the Company. In accordance with the modified prospective method, results for prior periods have not been restated.

Prior to January 1, 2006, the Company followed the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. Pro forma information regarding net income is presented below as of the Company had accounted for its employee stock options under the fair value method using Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”:

	Holdings		Stanadyne
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net (loss) income as reported	$(1,450)	$1,373	$(193)	$5,063
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	118	328	118	328

Pro forma net (loss) income	$(1,568)	$1,045	$(311)	$4,735

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of the first quarter of 2006 stock option grants was $0.16. No options were granted in the second or third quarters of 2006. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended September 30, 2006:

Risk-free interest rate	4.72%
Expected dividend yield	0.0%
Expected volatility	30%
Expected term in years	6.25

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

The following table summarizes information about our stock option plans for the three months and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006
	Outstanding			Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *		Stock Options Outstanding	Weighted Average Exercise Price *
July 1, 2006	13,790,000	$0.48		3,288,750	$0.47
Exercised	—	—		—	—
Cancelled	195,000	0.47		15,000	0.47
Vested	—	—		—	—
Granted	—	—		—	—

September 30, 2006	13,595,000	$0.48		3,273,750	$0.47

	Nine Months Ended September 30, 2006
	Outstanding			Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *		Stock Options Outstanding	Weighted Average Exercise Price *
January 1, 2006	15,370,000	$0.48		3,672,500	$0.47
Exercised	(515,080)	0.47		(515,080)	0.47
Cancelled	(4,759,920)	0.47		(758,670)	0.47
Vested	—	—		(875,000)	0.47
Granted	3,500,000	0.47	(1)	—	—

September 30, 2006	13,595,000	$0.48		3,273,750	$0.47

*	Represents per share price.

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

During the third quarter of 2006, five employees left the Company resulting in the cancellation of 180,000 unvested and 15,000 vested stock options. During the second quarter of 2006, retiring employees of the Company exercised 208,830 vested stock options for proceeds of $98. During the first quarter of 2006, retiring employees of the Company exercised 306,250 vested stock options for proceeds of $144.

As of September 30, 2006, there was $547 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ended December 31, 2006 for the stock options awarded through September 30, 2006 is expected to be $849.

(2) Inventories

Components of inventories are as follows:

	As of September 30, 2006	As of December 31, 2005
Raw materials and purchased parts	$15,982	$14,258
Work-in-process	14,827	13,115
Finished goods	7,213	7,521

	$38,022	$34,894

(3) Intangible and Other Assets

Major components of intangible and other assets at September 30, 2006 and December 31, 2005 are listed below:

Holdings:	As of September 30, 2006		As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	5,502	24,300	3,585
Customer contracts	15,252	3,284	15,252	2,140
Debt issuance costs	18,447	4,775	18,447	3,081
Other	528	35	598	23

	$109,627	$13,596	$109,697	$8,829

Stanadyne:	As of September 30, 2006		As of December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	5,502	24,300	3,585
Customer contracts	15,252	3,284	15,252	2,140
Debt issuance costs	16,092	4,361	16,092	2,842
Other	528	37	598	23

	$107,272	$13,184	$107,342	$8,590

Amortization expense of intangible assets, exclusive of debt issuance costs, for the Company was $1,024 for the three months ended September 30, 2006 and 2005 and $3,073 for the nine months ended September 30, 2006 and 2005. Estimated annual amortization expense for the Company’s intangible assets is expected to be $4,097 in 2006, $3,761 in 2007, $3,264 in 2008, $3,249 in 2009 and $3,160 in 2010.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Amortization of debt discount and deferred financial fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,621 and $2,396 for the three months ended September 30, 2006 and 2005, respectively, and $7,685 and $7,044 for the nine months ended September 30, 2006 and 2005, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $506 and $507 for the three months ended September 30, 2006 and 2005, respectively, and $1,519 and $1,523 for the nine months ended September 30, 2006 and 2005, respectively.

(4) Long Term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Revolving credit lines	$—	$—	$—	$—
Term Loan (*)	41,200	64,188	41,200	64,188
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	71,577	65,585	—	—
Stanadyne Amalgamations Private Limited debt	1,131	1,194	1,131	1,194
Stanadyne, SpA debt	5,521	2,594	5,521	2,594

Long-term debt	279,429	293,561	207,852	227,976
Less current maturities of long-term debt	6,139	3,844	6,139	3,844

Long-term debt, excluding current maturities	$273,290	$289,717	$201,713	$224,132

*	$22,500 of the proceeds from the sale of PEPC were used to pay down the Term Loan in the third quarter of 2006 as required thereby.

(5) Pensions and Other Postretirement Health Care and Life Insurance

Pensions

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic benefit cost for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$777	$780	$2,329	$2,340
Interest cost	1,279	1,151	3,837	3,453
Expected return on plan assets	(1,273)	(1,089)	(3,820)	(3,269)
Amortization of prior service costs	(15)	(15)	(44)	(44)
Recognized net actuarial loss	27	2	81	6

Net periodic pension cost	$795	$829	$2,383	$2,486

It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year. The Company will have no minimum required contribution in 2006.

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

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$54	$52	$162	$157
Interest cost	105	118	317	354
Recognized net actuarial loss	(5)	—	(14)	—

Net periodic postretirement benefit cost	$154	$170	$465	$511

(6) Income Taxes

Holdings had an effective income tax rate on a pre-tax loss from continuing operations of 18.0% for the nine months ended September 30, 2006 compared to an effective income tax rate on pre-tax income from continuing operations of 33.3% for the nine months ended September 30, 2005. In the first nine months of 2006, Holdings recorded $0.5 million of tax benefit on a pre-tax loss from continuing operations of $3.0 million. For the first nine months of 2005, Holdings recorded $1.6 million of tax expense on a pre-tax income from continuing operations of $4.8 million. Holdings tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate on pre-tax income from continuing operations of 27.1% for the nine months ended September 30, 2006 compared to 33.5% for the nine months ended September 30, 2005. In the first nine months of 2006, Stanadyne recorded $0.9 million of tax expense on a pre-tax income from continuing operations of $3.2 million. For the first nine months of 2005, Stanadyne recorded $3.5 million of tax expense on a pre-tax income from continuing operations of $10.4 million. The Company received U.S. income tax benefits for export sales in all periods.

The Company applies the estimated annual tax rate to the year to date earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

The effective tax rate on pre-tax loss from discontinued operations was 38.7% for the nine months ended September 30, 2006 compared to 27.7% for the nine months ended September 30, 2005. In the first nine months of 2006, the Company recorded $4.4 million of tax benefit on pre-tax loss from discontinued operations of $11.4 million. For the first nine months of 2005, discontinued operations recorded $0.7 million of tax benefit on a pre-tax loss from discontinued operations of $2.4 million.

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

The Company presents restricted cash as a current asset on its condensed consolidated balance sheets and as an investing activity on its condensed consolidated statements of cash flows. This cash represents net proceeds from the sale of PEPC assets, whose use is limited by the terms of the Company’s Term Loan Agreement. Under the Term Loan Agreement proceeds from the sale of PEPC will be limited to sale-related costs and repayment of principal.

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warranty liability, beginning of period	$5,385	$1,966	$4,935	$1,973
Warranty expense based on products sold	276	376	1,082	902
Warranty claims paid	(226)	(285)	(582)	(818)

Warranty liability, end of period	$5,435	$2,057	$5,435	$2,057

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(8) Executive Changes

On January 10, 2006, the board of directors appointed M. David Jones as President of Holdings and President and CEO of Stanadyne to replace retiring President and CEO, William D. Gurley. The Company awarded 3.5 million stock options to Mr. Jones, subject to the terms of his employment agreement and the 2004 Equity Incentive Plan. These options were awarded at an original exercise price of $0.67 per share which exercise price was reduced to $0.47 per share effective March 31, 2006 to reflect the estimated fair value at the date of grant. Under the employment agreement, Mr. Jones was able to purchase 2.0 million shares of common stock before March 31, 2006, of which he purchased 800,000 shares with total proceeds to Holdings of $376. The Company recorded $2,024 in the first quarter of 2006 as severance benefits for the former CEO. The compensation expense related to the options issued to the CEO was $0 and $216 for the three and nine months ended September 30, 2006, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(2,208)	$(1,450)	$(9,388)	$1,373
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(70)	56	893	(985)

Comprehensive (loss) income	$(2,278)	$(1,394)	$(8,495)	$388

	Stanadyne
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(401)	$(193)	$(4,567)	$5,063
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(70)	56	893	(985)

Comprehensive (loss) income	$(471)	$(137)	$(3,674)	$4,078

(10) Segments

The Company had two reportable segments, Precision Products and Precision Engine, the latter classified as a discontinued operation as a result of the sale of that segment on July 31, 2006 to Defiance, Inc. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales. Accordingly, as of September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, respectively, the Company has one reportable segment.

(11) Discontinued Operations

On June 30, 2006, Stanadyne entered into a definitive agreement (the “Purchase Agreement”) with Defiance, Inc. for the sale of PEPC to Defiance, Inc, a part of GenTek, Inc. The sale included the U.S.-based assets of PEPC, certain acquired liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda.

A loss on disposal of discontinued operations of approximately $10.3 million was recorded on June 30, 2006. The estimated loss recorded at that time consisted of a write-down of property, plant and equipment of $5.7 million, goodwill of $1.9 million and other identifiable intangibles of $2.7 million.

The sale closed on July 31, 2006 for gross proceeds of $24.8 million. An additional amount is due from GenTek, Inc. for an estimated net working capital adjustment of $0.9 million expected to be received in the fourth quarter of 2006. Transaction related costs incurred related to the sale were $0.8 million. In addition, there is a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income if and when earned.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

For the three months ended September 30, 2006, discontinued operations in the accompanying condensed consolidated statements of operations of $0.3 million represented a benefit of $1.6 million relating to the change in estimate of the carrying values of the assets held for sale, the loss from the operations of the Precision Engine segment of $1.0 million, and related income taxes of $0.3 million. For the nine months ended September 30, 2006, loss from discontinued operations in the accompanying condensed consolidated statements of operations of $7.0 million represented the loss from the discontinued operations of the Precision Engine segment of $2.7 million, loss on disposal of discontinued operations of $8.7 million, net of related income tax benefits of $4.4 million. Included in the loss from discontinued operations for the nine months ended September 30, 2006 is $0.4 million of losses on disposals of equipment prior to the transaction with Defiance, Inc. These assets were sold in connection with the closure of PEPC’s Windsor, Connecticut facility when those operations were re-sourced to external suppliers.

For the three months ended September 30, 2006 and 2005, net sales from discontinued operations were $3.7 million and $14.9 million, respectively. For the nine months ended September 30, 2006 and 2005, net sales from discontinued operations were $34.2 million and $50.2 million, respectively.

The net carrying value of assets held for sale as of December 31, 2005 is as follows:

December 31, 2005
Cash and cash equivalents	$246
Accounts receivable	8,645
Inventories, net	6,076
Prepaid expenses and other current assets	1,102

Total current assets held for sale	16,069

Property, plant and equipment, net	16,702
Goodwill	1,864
Intangible and other assets, net	4,211

Total noncurrent assets held for sale	22,777

Total assets held for sale	$38,846

Accounts payable	$6,099
Accrued liabilities	997

Total current liabilities held for sale	7,096

Noncurrent liabilities held for sale	—

Total liabilities held for sale	$7,096

(12) Reorganization

In the third quarter of 2006, Precision Products reorganized the U.S. salaried workforce to improve efficiencies resulting in the elimination of 61 salaried positions. In connection with the reorganization, the Company recorded a charge of $1.4 million related to the termination benefits which was reflected as a component of selling, general and administrative expenses for the three and nine months ended September 30, 2006. As of September 30, 2006, $0.1 million has been paid with the remainder to be paid by March 31, 2007. In October 2006, Precision Products extended the reorganization to its foreign operations resulting in the termination of two management employees in its Italian subsidiary, Stanadyne, SpA. The termination costs were approximately $1.2 million and will be recorded as selling, general and administrative expenses in the fourth quarter of 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(13) Supplemental Consolidating Condensed Financial Statements

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(13) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet September 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$27,446	$199	$75	$1,865		$29,585
Restricted cash	—	1,406	—	—		1,406
Accounts receivable, net	38,320	880	5,471	—		44,671
Inventories, net	29,891	—	8,724	(593	) (a)	38,022
Other current assets	4,455	717	1,611	—		6,783

Total current assets	100,112	3,202	15,881	1,272		120,467
Property, plant and equipment, net	78,428	—	21,626	—		100,054
Goodwill	139,065	—	5,510	—		144,575
Intangible and other assets, net	93,641	1,982	447	(1,982	)(b)	94,088
Investment in subsidiaries	17,155	—	—	(17,155	)(c)	—

Total assets	$428,401	$5,184	$43,464	$(17,865)		$459,184

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,833	$2,578	$7,392	$149		$59,952
Current maturities of long-term debt and capital lease obligations	—	—	6,417	—		6,417

Total current liabilities	49,833	2,578	13,809	149		66,369
Long-term debt and capital lease obligations	201,200	—	1,038	—		202,238
Other noncurrent liabilities	68,423	5,090	10,892	(1,982	)(b)	82,423
Intercompany accounts	1,191	(2,057)	737	859		730
Stockholder’s equity	107,754	(427)	16,988	(16,891	)(c)	107,424

Total liabilities and stockholder’s equity	$428,401	$5,184	$43,464	$(17,865)		$459,184

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(13) Supplemental Consolidating Condensed Financial Statements (continued)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(13) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended September 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$68,866	$—	$7,094	$(2,723	)(a)	$73,237
Cost of goods sold	53,618	—	7,591	(2,815	)(a)	58,394

Gross profit (loss)	15,248	—	(497)	92		14,843
Selling, general, administrative and other operating expenses	10,310	—	553	—		10,863

Operating income (loss)	4,938	—	(1,050)	92		3,980
Interest	(4,986)	—	(68)	—		(5,054)

Loss from continuing operations before income tax (benefit) expense and minority interest	(48)	—	(1,118)	92		(1,074)
Income tax (benefit) expense	(155)	—	(211)	20		(346)

Income (loss) from continuing operations	107	—	(907)	72		(728)
Income (loss) from discontinued operations	—	52	343	(68)		327

Net income (loss)	$107	$52	$(564)	$4		$(401)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended September 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$69,436	$—	$5,973	$(2,062	)(a)	$73,347
Cost of goods sold	53,267	—	5,892	(1,946	)(a)	57,213

Gross profit	16,169	—	81	(116)		16,134
Selling, general, administrative and other operating expenses	7,844	—	514	396		8,754

Operating income (loss)	8,325	—	(433)	(512)		7,380
Interest	(5,015)	—	(41)	—		(5,056)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	3,310	—	(474)	(512)		2,324
Income tax expense (benefit)	784	—	(7)	—		777

Income (loss) from continuing operations before minority interest	2,526	—	(467)	(512)		1,547
Minority interest in income of consolidated subsidiary	—	—	—	(1)		(1)

Income (loss) from continuing operations	2,526	—	(467)	(513)		1,546
(Loss) income from discontinued operations	—	(1,952)	244	(31)		(1,739)

Net income (loss)	$2,526	$(1,952)	$(223)	$(544)		$(193)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(13) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Nine Months Ended September 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$215,236	$—	$20,284	$(6,921	)(a)	$228,599
Cost of goods sold	163,306	—	21,361	(6,828	)(a)	177,839

Gross profit (loss)	51,930	—	(1,077)	(93)		50,760
Selling, general, administrative and other operating expenses	30,628	—	1,590	—		32,218

Operating income (loss)	21,302	—	(2,667)	(93)		18,542
Other expenses:
Interest	(15,147)	—	(160)	—		(15,307)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	6,155	—	(2,827)	(93)		3,235
Income tax expense (benefit)	1,332	—	(454)	—		878

Income (loss) from continuing operations before minority interest	4,823	—	(2,373)	(93)		2,357
Minority interest in loss of consolidated subsidiary	—	—	—	71		71

Income (loss) from continuing operations	4,823	—	(2,373)	(22)		2,428
(Loss) income from discontinued operations	—	(7,625)	632	(2)		(6,995)

Net income (loss)	$4,823	$(7,625)	$(1,741)	$(24)		$(4,567)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Nine Months Ended September 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$209,188	$—	$19,882	$(6,587	)(a)	$222,483
Cost of goods sold	156,397	—	19,327	(6,378	)(a)	169,346

Gross profit	52,791	—	555	(209)		53,137
Selling, general, administrative and other operating expenses	25,821	—	1,407	396		27,624

Operating income (loss)	26,970	—	(852)	(605)		25,513
Other expenses:
Interest	(15,020)	—	(137)	—		(15,157)

Income (loss) from continuing operations before income tax expense and minority interest	11,950	—	(989)	(605)		10,356
Income tax expense	3,456	—	14	—		3,470

Income (loss) from continuing operations before minority interest	8,494	—	(1,003)	(605)		6,886
Minority interest in income of consolidated subsidiary	—	—	—	(99)		(99)

Income (loss) from continuing operations	8,494	—	(1,003)	(704)		6,787
(Loss) income from discontinued operations	—	(2,591)	1,076	(209)		(1,724)

Net income (loss)	$8,494	$(2,591)	$73	$(913)		$5,063

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(13) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Nine Months Ended September 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$5,384	$(8,186)	$(1,741)	$(24)	$(4,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,112	1,249	2,618	—	17,979
Amortization of deferred financing fees	1,519	—	—	—	1,519
Loss on sale of discontinued operations	—	8,681	—	—	8,681
Stock-based compensation expense	623	48	—	—	671
Other adjustments	20,927	(26,670)	(859)	(9)	(6,611)
Loss applicable to minority interest	—	—	—	(71)	(71)
Changes in operating assets and liabilities	(6,101)	4,232	(997)	662	(2,204)

Net cash provided by (used in) operating activities	36,464	(20,646)	(979)	558	15,397

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	24,000	—	—	24,000
Increase in restricted cash	—	(1,406)	—	—	(1,406)
Capital expenditures	(7,405)	(2,214)	(1,730)	174	(11,175)
Proceeds from disposal of property, plant and equipment	12	451	—	(174)	289
Investment in subsidiary	(1,022)	—	—	1,022	—

Net cash (used in) provided by investing activities	(8,415)	20,831	(1,730)	1,022	11,708

Cash flows from financing activities:
Net (payments on) proceeds from debt	(22,988)	—	2,328	—	(20,660)

Net cash (used in) provided by financing activities	(22,988)	—	2,328	—	(20,660)

Net increase (decrease) in cash and cash equivalents	5,061	185	(381)	1,580	6,445
Effect of exchange rate changes on cash	9	—	(4)	54	59
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$27,446	$199	$75	$1,865	$29,585

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(13) Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Nine Months Ended September 30, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$9,497	$(3,594)	$73	$(913)	$5,063
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,359	2,525	2,643	—	18,527
Amortization of deferred financing fees	1,523	—	—	—	1,523
Other adjustments	212	(1,761)	120	(105)	(1,534)
Income applicable to minority interest	—	—	—	99	99
Changes in operating assets and liabilities	(27,930)	4,381	(2,246)	917	(24,878)

Net cash (used in) provided by operating activities	(3,339)	1,551	590	(2)	(1,200)

Cash flows from investing activities:
Capital expenditures	(5,390)	(1,620)	(741)	39	(7,712)
Proceeds from disposal of property, plant and equipment	19	13	—	—	32
Transaction related costs	(12)	—	—	—	(12)

Net cash used in investing activities	(5,383)	(1,607)	(741)	39	(7,692)

Cash flows from financing activities:
Payment of financing fees	(82)	—	—	—	(82)
Net payments on debt	(488)	—	(150)	—	(638)

Net cash (used in) financing activities	(570)	—	(150)	—	(720)

Net decrease in cash and cash equivalents	(9,292)	(56)	(301)	37	(9,612)
Effect of exchange rate changes on cash	(25)	—	59	(384)	(350)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period	$7,752	$12	$203	$447	$8,414

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

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components, primarily for the off-highway markets. We manufacture our own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

On July 31, 2006, Stanadyne concluded the sale of Precision Engine Products Corp. to Defiance, Inc., a part of GenTek, Inc., according to the terms of the Purchase Agreement entered into on June 30, 2006. Gross proceeds from the sale totaled $24.8 million in cash. The purchase price is subject to a working capital adjustment based on the July 31, 2006 account balances which require an additional payment of $0.9 million from buyer to seller. Cash proceeds of $22.5 million were applied to a repayment of the U.S.-based term loan. Transaction costs of $0.8 million were incurred related to the sale. The pre-tax loss on the disposition of Precision Engine assets totaled $8.7 million. In addition, the terms of the Purchase Agreement include a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income when earned.

The sale included the U.S.-based assets of PEPC, certain acquired liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda. We no longer report segment information since, subsequent to the sale of Precision Engine, we operate only the Precision Products business. The results of operations for Precision Engine are classified as discontinued operations for all periods herein. This transaction significantly reduced the amount of revenues Stanadyne receives from on-highway business.

Results from continuing operations in the third quarter of 2006 continued to reflect strong customer demand from the Original Equipment Manufacturers (“OEMs”), fueled by the strength in our end markets for off-highway equipment used in agricultural, industrial and construction activities as well as the select on-highway applications we produce.

Sales to our OEM customers represented 58.2% of the third quarter 2006 revenues of $73.2 million and represented an increase of $3.7 million or 9.5% from third quarter 2005 OEM revenues. This increase was driven primarily by higher sales of diesel fuel injection equipment to Deere and Company (“Deere”) and Iveco International DNA (“IVECO”), while growth in our new gasoline direct injection business with Daimler-Benz represented $2.3 million in additional OEM sales. Sales to the service markets in the third quarter of 2006 decreased $3.8 million or 11.1% compared to the third quarter of 2005 due primarily to differences in schedule requirements from GM for service pumps. Our year–to-date sales to General Motors (“GM”) in 2006 are unchanged from the prior year. Service sales in 2006 continue to lag behind prior year sales of replacement diesel fuel pumps for the U.S. military HUMMV application.

Our sales through the first nine months of 2006 totaled $228.6 million, reflecting an increase of $6.1 million or 2.7% from the same period last year. Most of this increase was driven by $11.0 million higher sales to our major OEM’s including Deere, General Engine Products (“GEP”) and Daimler-Benz. Sales to the service markets in the first nine months of 2006 decreased by 5.1% or $4.9 million when compared to the same period last year, primarily resulting from lower sales of diesel fuel pumps for military HUMMV’s.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating income in the third quarter of 2006 totaled $4.0 million and 5.4% of net sales versus $7.4 million and 10.1% of net sales for the same period in 2005. This $3.4 million decrease was attributable to the following primary factors:

•	Manufacturing costs in our Washington, North Carolina location increased by $0.5 million in the third quarter of 2006 from the same period last year. Downtime and maintenance costs in our aging aluminum die cast operation resulted in downstream labor inefficiencies in our machining and assembly operations. Equipment repairs have been made and outsourcing activities already underway have been accelerated.

•	The cost of aluminum used in many of our products increased approximately 43% or $0.2 million in the third quarter of 2006 as compared to the same period last year.

•	Lower operating profit in Stanadyne, SpA accounted for $0.6 million of the overall third quarter decrease, as labor inefficiencies were caused by the postponement of a new customer program that resulted in excess staffing levels. In addition to the termination of the two management employees, other staffing reductions are planned in the fourth quarter of 2006.

•	The Company reorganized the U.S. salaried workforce to improve efficiencies and reduce waste, resulting in the elimination of 61 salaried positions. Savings are expected to be approximately $3.0 million annually. Severance benefit costs were $1.4 million in the third quarter of 2006.

Despite these earnings pressures Stanadyne’s liquidity remained strong in the third quarter of 2006, with cash on hand of $29.6 million and $27.5 million of availability on the U.S.-based Revolving Credit Facility at September 30, 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the periods shown. The three month and nine month periods ended September 30, 2006 and 2005 include the results of Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	$	%	$	%	$	%	$	%
Net sales	73,237	100.0	73,347	100.0	228,599	100.0	222,483	100.0
Cost of goods sold	58,394	79.7	57,213	78.0	177,839	77.8	169,346	76.1
Gross profit	14,843	20.3	16,134	22.0	50,760	22.2	53,137	23.9
SG&A	9,670	13.2	7,550	10.3	28,665	12.5	24,033	10.8
Amortization of intangibles	1,024	1.4	1,024	1.4	3,073	1.3	3,073	1.4
Management fees	188	0.3	188	0.3	563	0.2	563	0.3
Operating income	3,961	5.4	7,372	10.1	18,459	8.1	25,468	11.4
(Loss) income from continuing operations	(2,535)	(3.5)	289	0.4	(2,393)	(1.0)	3,097	1.4
Income (loss) from discontinued operations	327	0.4	(1,739)	(2.4)	(6,995)	(3.1)	(1,724)	(0.8)
Net (loss) income	(2,208)	(3.0)	(1,450)	(2.0)	(9,388)	(4.1)	1,373	0.6

	Stanadyne
	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	$	%	$	%	$	%	$	%
Net sales	73,237	100.0	73,347	100.0	228,599	100.0	222,483	100.0
Cost of goods sold	58,394	79.7	57,213	78.0	177,839	77.8	169,346	76.1
Gross profit	14,843	20.3	16,134	22.0	50,760	22.2	53,137	23.9
SG&A	9,651	13.2	7,542	10.3	28,582	12.5	23,988	10.8
Amortization of intangibles	1,024	1.4	1,024	1.4	3,073	1.3	3,073	1.4
Management fees	188	0.3	188	0.3	563	0.2	563	0.3
Operating income	3,980	5.4	7,380	10.1	18,542	8.1	25,513	11.5
(Loss) income from continuing operations	(728)	(1.0)	1,546	2.1	2,428	1.1	6,787	3.1
Income (loss) from discontinued operations	327	0.4	(1,739)	(2.4)	(6,995)	(3.1)	(1,724)	(0.8)
Net (loss) income	(401)	(0.5)	(193)	(0.3)	(4,567)	(2.0)	5,063	2.3

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended September 30, 2006 for Holdings and Stanadyne

Compared to

The Three Months Ended September 30, 2005 for Holdings and Stanadyne

Net Sales. Net sales for the third quarter of 2006 totaled $73.2 million and were relatively unchanged from the same period last year. Sales to our OEM customers comprised 58.2% of our third quarter 2006 revenues as compared to 53.1% of third quarter 2005 revenues, reflecting an increase of $3.7 million or 9.5%. Increased OEM revenues in our diesel fuel injection business were driven primarily by higher sales to Deere and IVECO, while growth in our new gasoline direct injection business with Daimler-Benz represented $2.3 million in additional OEM sales. Sales to the service markets in the third quarter of 2006 decreased $3.8 million or 11.1% compared to the third quarter of 2005. Approximately $2.9 million of this difference was related to the demand from GM for service pumps in 2005 when second quarter sales were unusually low and were offset by higher third quarter shipments. Our year–to-date sales to GM in 2006 are unchanged from the prior year. The balance of the lower service sales in 2006 continued to be highlighted by lower requirements from the U.S. military for replacement diesel fuel pumps for the HUMMV.

Sales by major product line in the third quarter of 2006 when compared to the same period a year ago reflected increases in our fuel pump, fuel injector and fuel filtration sales, partially offset by a $2.4 million decline in our Precision Components and Assembly (“PCA”) business. The decline in 2006 PCA sales included the impact of the decision of Caterpillar Inc. (“CAT”) late last year to re-source one component that represented $6.0 million in annual sales in 2005.

Gross Profit. Our gross profit totaled $14.8 million and 20.3% of net sales in the third quarter of 2006, as compared to $16.1 million and 22.0% of net sales for the same period in 2005. Although third quarter sales volume was relatively unchanged from the same quarter last year, gross profit was negatively impacted by lower sales to the more profitable service markets noted above. Manufacturing costs in our Washington, North Carolina location increased by $0.5 million in the third quarter of 2006 from the same period last year. Downtime and maintenance costs in our aging aluminum die cast operation resulted in downstream labor inefficiencies in our machining and assembly operations. Equipment repairs have been made and outsourcing activities already underway have been accelerated. Gross profit in Stanadyne, SpA accounted for $0.6 million of the overall third quarter decrease, as labor inefficiencies were caused by the postponement of a new customer program that resulted in excess staffing levels. In addition to the termination of the two management employees, other staffing reductions are planned in the fourth quarter of 2006. Gross profit was further impacted by the cost of aluminum used in many of our products, with increases of approximately 43% or $0.2 million in the third quarter of 2006 as compared to the same period last year. Finally, third quarter depreciation expense was $0.2 million more in 2006 versus 2005 due to additional investments in capital equipment in 2006.

Selling, General and Administrative Expenses (“SG&A”) totaled $9.7 million or 13.2% of net sales in the third quarter of 2006 as compared to $7.5 million or 10.3% of net sales for the same period of 2005. This increase was due primarily to $1.4 million of severance benefits recorded in the third quarter of 2006 related to the elimination of approximately 61 salaried positions in the U.S.-based operations. The Company reorganized the U.S. salaried workforce to improve efficiencies and reduce waste. SG&A expenses were higher in the third quarter of 2006 than the prior year also due to $0.2 million of stock-based compensation expense recorded in accordance with SFAS123R which the Company adopted effective January 1, 2006 as well as $0.2 million in increased labor and fringe benefit costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.0 million in the third quarter of 2006 and was unchanged from the same period in 2005.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Operating income in the third quarter of 2006 totaled $4.0 million and 5.4% of net sales versus $7.4 million and 10.1% of net sales for the same period in 2005. This $3.4 million decrease in third quarter operating profit resulted from the $1.3 million lower gross profit and $2.1 million higher SG&A costs.

Income from Continuing Operations. Stanadyne recorded a loss from continuing operations in the third quarter of 2006 of $0.7 million or -1.0% of net sales versus net income of $1.5 million or 2.1% of net sales reported for the same period in 2005. This $2.3 million decrease in income resulted from the combined results of $3.4 million lower operating income, partially offset by a $1.1 million reduction in income taxes. Income taxes in both quarters reflected a rate of approximately 33% based on the estimated annual tax rate developed for projected earnings for the entire year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

Loss from continuing operations for Holdings in the third quarter of 2006 totaled $2.5 million, representing an additional loss of $1.8 million compared to Stanadyne due to $2.1 million of additional interest expense on the Discount Notes, partially offset by $0.3 million of income tax benefits. Income from continuing operations for Holdings in the third quarter of 2005 totaled $0.3 million and was $1.2 million less than the income from continuing operations reported for Stanadyne due to $1.9 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits.

(Loss) Income From Discontinued Operations. For the third quarter of 2006, discontinued operations in the accompanying condensed consolidated statements of operations of $0.3 million represented a benefit of $1.6 million relating to the change in estimate of the carrying values of the assets held for sale, the loss from the operations of the Precision Engine segment of $1.0 million, and related income taxes of $0.3 million. The loss from discontinued operations for the third quarter of 2005 was $2.4 million, partially offset by income tax benefits of $0.7 million.

The Nine Months Ended September 30, 2006 for Holdings and Stanadyne

Compared to

The Nine Months Ended September 30, 2005 for Holdings and Stanadyne

Net Sales. Net sales for the first nine months of 2006 totaled $228.6 million compared to $222.5 million for the same period in 2005, representing an increase of $6.1 million or 2.7%. Most of this increase was driven by $11.0 million higher sales to our major OEM’s in the second and third quarters of 2006. A majority of the additional OEM demand for our fuel injection products was accounted for by $10.6 million in higher sales to Deere, GEP and Daimler-Benz. Shipments to the service markets in the first nine months of 2006 decreased by 5.1% or $4.9 million when compared to the first nine months of 2005. This reduction in service sales was traceable to $4.5 million lower sales to our North American distributors primarily resulting from lower sales of diesel fuel pumps for military HUMMV’s.

Sales by major product line in the first nine months of 2006 reflected increases in shipments of fuel pumps, fuel injectors and fuel filters, partially offset by $5.7 million lower PCA shipments. The decline in 2006 PCA sales included the impact from CAT’s decision late last year to re-source one component that represented $6.0 million in annual sales in 2005.

Gross Profit. Gross profit totaled $50.8 million and 22.2% of net sales in the first nine months of 2006, reflecting a decrease of $2.3 million from the $53.1 million and 23.9% of net sales for the same period in the prior year. Higher sales in 2006 favorably impacted the gross profit result by $2.4 million but were more than offset by materials and manufacturing cost increases. These cost increases included $1.2 million higher employee fringe benefit costs, driven by increased health benefit and workers’ compensation claims costs, $1.1 million higher utility costs, and $0.5 million of third quarter manufacturing inefficiencies in our Washington, North Carolina plant. The cost of aluminum used in many of our products increased by approximately $0.5 million in the first nine months of 2006 as compared to the same period last year. Finally, depreciation expense in 2006 increased by $0.7 million versus 2005 due to additional capital investments.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expenses (“SG&A”) in the first nine months of 2006 totaled $28.6 million and 12.5% of net sales, reflecting a $4.6 million increase from the $24.0 million and 10.8% of net sales reported for the same period of 2005. A majority of the increase in 2006 SG&A costs was a result of the $2.0 million of severance benefits for the former CEO who retired in January 2006. These benefits are payable in equal installments in February 2006, January 2007 and January 2008. Additional severance costs totaling $1.4 million were recorded in the third quarter of 2006 to reflect the benefits associated with the reorganization of the U.S.-based salaried staff. SG&A costs also increased in 2006 due to $0.7 million of stock-based compensation expense recorded in accordance with SFAS123R which the Company adopted effective January 1, 2006.

Amortization of Intangible Assets. Amortization of intangible assets totaled $3.1 million through the first nine months of 2006 and was unchanged from the same period in 2005.

Operating Income. Our operating income totaled $18.5 million and was 8.1% of net sales for the first nine months of 2006, reflecting a reduction of $7.0 million from the $25.5 million and 11.5% of net sales for the same period in 2005. Higher materials and manufacturing costs in the third quarter of 2006 reduced gross profit by $2.4 million were combined with $4.6 million of SG&A costs of which $3.4 million were severance.

Income from Continuing Operations. Income from continuing operations for Stanadyne in the first nine months of 2006 totaled $2.4 million or 1.1% of net sales, reflecting a decrease of $4.4 million from the $6.8 million and 3.1% of net sales reported for the same period last year. This decrease was heavily influenced by the $0.7 million loss from continuing operations recorded in the third quarter of 2006. The combined results of $7.0 million of lower operating income and $0.2 million in higher interest expense due to increased borrowing rates in 2006, were partially offset by a $0.2 million reduction in the minority interest losses in our SAPL joint venture and $2.6 million lower income taxes on lower earnings. During the second quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of SAPL; therefore all losses since that time applicable to the minority interest are charged to the Company until such time as SAPL has future income and/or financing from the minority interest.

Loss from continuing operations for Holdings in the first nine months of 2006 totaled $2.4 million and was $4.8 million less than Stanadyne’s net income of $2.4 million due to $6.2 million of additional interest expense on the Discount Notes, partially offset by $1.4 million of lower income taxes.

(Loss) Income From Discontinued Operations. For the nine months ended September 30, 2006, loss from discontinued operations in the accompanying condensed consolidated statements of operations of $7.0 million represented the loss from the discontinued operations of the Precision Engine segment of $2.7 million, loss on disposal of discontinued operations of $8.7 million, net of related income tax benefits of $4.4 million. Included in the loss from discontinued operations for the nine months ended September 30, 2006 was $0.4 million of losses on disposals of equipment prior to the transaction with Defiance, Inc. These assets were sold in connection with the closure of PEPC’s Windsor, Connecticut facility when those operations were re-sourced to external suppliers. Income from discontinued operations for the first nine months of 2005 was $2.4 million offset by income tax expense of $0.7 million.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $29.6 million on September 30, 2006, and cash flows from operations supplemented by a U.S.-based revolving credit facility under which $27.5 million was available for borrowing as of September 30, 2006. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis. As of September 30, 2006, there were borrowings of $41.2 million under the Term Loans, no borrowings under the Revolving Credit Line, $5.5 million in foreign overdraft facilities and $1.1 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Operating Activities. Stanadyne’s net cash flows from operating activities for the nine months ended September 30, 2006 were $15.4 million or $16.6 million more than the amount generated in the same period of 2005. Cash flows from operating activities other than changes in asset and liability accounts required $6.1 million more cash in the first nine months of 2006 than in the same period in 2005, due primarily to $7.0 million less in operating income in 2006. Changes in asset and liability accounts, primarily working capital accounts, generated $22.3 million more cash in the first nine months of 2006 versus the comparable period in 2005. Approximately $11.5 million of this additional amount was accounted for by the absence of cash contributions to the defined benefit pension fund this year as compared to 2005. Changes in working capital accounts also included a $4.6 million reduction in accounts receivable balances on September 30, 2006 as a direct result of the Stanadyne’s increased emphasis on accelerating customer receipts. Finally, $6.3 million of additional cash from 2006 operations resulted from increases in liabilities for accounts payable and accrued expenses, primarily in recognition of extended supplier payment terms and severance benefits recorded in 2006 that will be paid over the next two years.

Cash flows from operating activities for Holdings for the nine months ended September 30, 2006 were $15.1 million or $0.3 million less than the $15.4 million that Stanadyne generated during the same period. This $0.3 million difference was due to ongoing administrative expenses required for the maintenance of Holdings organizational and capital structure.

Cash Flows From Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2006 were $11.7 million. This amount included $24.0 million of net proceeds from the sale of the Precision Engine segment to Defiance, Inc. on July 31, 2006. An amount of $1.4 million representing net proceeds from the sale of Precision Engine is held in a restricted account and can only be applied to costs associated with the sale or repayments on our U.S. Term Loan.

Capital expenditures for the nine months ending September 30, 2006 totaled $11.2 million compared to $7.7 million for the same period in 2005. In addition to $2.6 million of purchases made in the discontinued Precision Engine segment, capital expenditures in 2006 included $2.0 million for new products and programs, with the balance of the funds applied to increased capacity, cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects.

Cash Flows From Financing Activities. Stanadyne’s cash flows from financing activities in the first nine months of 2006 resulted in a net reduction in cash of $20.7 million compared to a reduction in cash of $0.7 million for the same period of 2005.

Cash flows from financing activities in our U.S.-based operations included the repayment of $22.5 million in U.S. Term Loan principal from the Precision Engine asset sale proceeds in addition to the $0.5 million of scheduled U.S. Term Loan payments. This repayment was applied to the most current scheduled principal payments, thereby eliminating any additional scheduled Term Loan amortization for the balance of the Senior Credit Agreement. There were no borrowings under the U.S.-based Revolving Credit Line as of September 30, 2006 and 2005, which after reductions for outstanding letters of credit, represented $27.5 million and $28.8 million of available liquidity at each date, respectively.

Cash flows from financing activities in our foreign operations during the first nine months of 2006 included additional overdraft borrowings of $2.6 million at SpA to support increased working capital needs and seasonal holiday payrolls, as well as $0.5 million in new capital lease obligations. Payments of capital lease obligations at SpA totaled $0.2 million this year. Cash flows from financing activities in SAPL reflected a net reduction of $0.1 million in outstanding indebtedness, with a scheduled installment against the term loan partially offset against additional borrowings against the revolving credit facility to support higher inventories

Cash flows from financing activities for the first nine months of 2006 in Holdings resulted in an increase of $0.6 million from the sale of common stock per the terms of the CEO’s employment agreement and from the exercise of stock options by retiring employees.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

(2) New Accounting Pronouncements

In July 2006, FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plan and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of its defined benefit postretirement plan in which the changes occur as a component of accumulated other comprehensive income (loss). The provision of SFAS 158 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial statements.

(3) Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities, self-insurance reserves and stock-based compensation.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

(4) Cautionary Statement

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first nine months of 2006 by $0.4 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on September 30, 2006 was approximately $161.2 million. The fair value of Holdings’ Discount Notes based on bid prices at September 30, 2006 was $65.5 million.

Foreign Currency Risk. The Company has subsidiary Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange was immaterial to continuing operations for the nine months ended September 30, 2006 and 2005. Foreign currency for discontinued operations was related to the Company’s operations in Brazil. Foreign currency exchange for the nine months ended September 30, 2006 was a net gain of $0.03 million compared to a net gain of $0.4 million for the nine months ended September 30, 2005. The Company does not hedge against foreign currency risk.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: November 14, 2006	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: November 14, 2006	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002