Form 10-Q
period 2007-03-31
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2007-05-15
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Stanadyne Holdings, Inc.    Yes  ☐    No  ☒

Stanadyne Corporation        Yes  ☐    No  ☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of May 1, 2007:

Stanadyne Holdings, Inc.	106,097,581 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$19,138	$25,394
Restricted cash	1,091	975
Accounts receivable, net of allowance for uncollectible accounts of $288 as of March 31, 2007 and December 31, 2006	43,822	40,804
Inventories, net	35,339	34,575
Prepaid expenses and other assets	1,173	1,587
Deferred income taxes	5,704	5,078

Total current assets	106,267	108,413

Property, plant and equipment, net	95,468	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	92,840	94,430

Total assets	$439,150	$445,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,851	$22,406
Accrued liabilities	33,916	42,297
Current maturities of long-term debt	5,734	6,673
Current portion of capital lease obligations	291	299

Total current liabilities	62,792	71,675

Long-term debt, excluding current maturities	257,478	255,330
Deferred income taxes	30,943	27,965
Capital lease obligations, excluding current portion	388	454
Other non current liabilities	36,987	46,742

Total liabilities	388,588	402,166

Minority interest in consolidated subsidiary	77	—

Commitments and Contingencies	—	—

Stockholders’ equity:
Common stock	1,064	1,064
Additional paid-in capital	53,750	53,661
Other accumulated comprehensive income	645	589
Accumulated deficit	(4,827)	(11,798)
Treasury stock, at cost	(147)	(147)

Total stockholders’ equity	50,485	43,369

Total liabilities and stockholders’ equity	$439,150	$445,535

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$74,487	$75,739
Cost of goods sold	56,548	58,496

Gross profit	17,939	17,243

Selling, general and administrative expenses	9,219	10,593
Amortization of intangible assets	1,024	1,024
Management fees	188	188
Pension plan curtailment gain	(10,015)	—

Operating income	17,523	5,438

Interest, expense	(6,977)	(7,149)

Income (loss) from continuing operations before income taxes and minority interest	10,546	(1,711)

Income tax expense (benefit)	4,125	(633)

Income (loss) from continuing operations before minority interest	6,421	(1,078)

Minority interest in (income) loss of consolidated subsidiary	(77)	55

Income (loss) from continuing operations	6,344	(1,023)
Loss from discontinued operations, net of income tax benefit of $255 in 2006	—	(1,179)

Net income (loss)	$6,344	$(2,202)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net income (loss)	$6,344	$(2,202)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,483	6,231
Amortization of debt discount and deferred financing fees	2,744	2,505
Stock-based compensation expense	88	316
Deferred income tax expense (benefit)	2,265	(659)
Income (loss) applicable to minority interest	77	(55)
Loss on disposal of property, plant and equipment	1	381
Changes in operating assets and liabilities	(21,353)	(6,558)

Net cash used in operating activities	(4,351)	(41)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	104	—
Increase in restricted cash	(116)	—
Capital expenditures	(932)	(3,903)
Proceeds from disposal of property, plant and equipment	2	277

Net cash used in investing activities	(942)	(3,626)

Cash flows from financing activities:
Payments on foreign term loan	(62)	(30)
Net (payments) proceeds on foreign overdraft facilities	(876)	1,956
Principal payments on long-term debt	—	(163)
Payments of capital lease obligations	(72)	(74)
Proceeds from exercise of stock options	—	144
Proceeds from the sale of common stock	—	376

Net cash (used in) provided by financing activities	(1,010)	2,209

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(6,303)	(1,458)
Effect of exchange rate changes on cash	47	(61)
Cash and cash equivalents at beginning of period	25,394	23,081

Cash and cash equivalents at end of period	$19,138	$21,562

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$18,859	$25,118
Restricted cash	1,091	975
Accounts receivable, net of allowance for uncollectible accounts of $288 as of March 31, 2007 and December 31, 2006	43,822	40,804
Inventories, net	35,339	34,575
Prepaid expenses and other assets	1,170	1,576
Deferred income taxes	5,704	5,078

Total current assets	105,985	108,126

Property, plant and equipment, net	95,468	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	91,013	92,545

Total assets	$437,041	$443,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$22,851	$22,406
Accrued liabilities	33,906	42,288
Current maturities of long-term debt	5,734	6,673
Current portion of capital lease obligations	291	299

Total current liabilities	62,782	71,666

Long-term debt, excluding current maturities	181,606	181,638
Deferred income taxes	36,326	32,744
Capital lease obligations, excluding current portion	388	454
Other non current liabilities	36,986	46,742
Due to Stanadyne Holdings, Inc.	971	891

Total liabilities	319,059	334,135

Minority interest in consolidated subsidiary	77	—
Commitments and Contingencies	—	—

Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	645	589
Retained earnings	12,260	3,639

Total stockholders’ equity	117,905	109,228

Total liabilities and stockholders’ equity	$437,041	$443,363

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$74,487	$75,739
Cost of goods sold	56,548	58,496

Gross profit	17,939	17,243

Selling, general and administrative expenses	9,200	10,549
Amortization of intangible assets	1,024	1,024
Management fees	188	188
Pension plan curtailment gain	(10,015)	—

Operating income	17,542	5,482

Other expenses:
Interest, net	(4,743)	(5,150)

Income from continuing operations before income taxes and minority interest	12,799	332

Income tax expense (benefit)	4,728	(88)

Income from continuing operations before minority interest	8,071	420

Minority interest in (income) loss of consolidated subsidiary	(77)	55

Income from continuing operations	7,994	475
Loss from discontinued operations, net of income tax benefit of $255 in 2006	—	(1,179)

Net income (loss)	$7,994	$(704)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net income (loss)	$7,994	(704)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,483	6,231
Amortization of deferred financing fees	506	506
Stock-based compensation expense	88	316
Deferred income tax benefit	2,966	(15)
Income (loss) applicable to minority interest	77	(55)
Loss on disposal of property, plant and equipment	1	381
Changes in operating assets and liabilities	(21,470)	(6,701)

Net cash used in operating activities	(4,355)	(41)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	104	—
Increase in restricted cash	(116)	—
Capital expenditures	(932)	(3,903)
Proceeds from disposal of property, plant and equipment	2	277

Net cash used in investing activities	(942)	(3,626)

Cash flows from financing activities:
Payments on foreign term loan	(62)	(30)
Net (payments) proceeds on foreign overdraft facilities	(876)	1,956
Principal payments on long-term debt	—	(163)
Payments of capital lease obligations	(72)	(74)

Net cash (used in) provided by financing activities	(1,010)	1,689

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(6,307)	(1,978)
Effect of exchange rate changes on cash	48	(61)
Cash and cash equivalents at beginning of period	25,118	23,081

Cash and cash equivalents at end of period	18,859	21,042

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1) Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s previously wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC”), was a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. On July 31, 2006, PEPC was sold to Defiance, Inc., a part of GenTek, Inc. (see Note 10).

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”) and Precision Engine Products LTDA (“PEPL”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA and PEPL. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation. Results of operations related to PEPC, including PEPL, are presented as discontinued operations for all periods presented herein.

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

The following table summarizes information about our stock option plan for the three months ended March 31, 2007:

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price *	Stock Options Outstanding	Weighted Average Exercise Price *
January 1, 2007	13,865,000	$0.48	3,226,250	$0.47
Cancelled	(295,000)	0.64	—	—

March 31, 2007	13,570,000	$0.48	3,226,250	$0.47

*	Represents per share price.

During the first quarter of 2007, two employees left the Company resulting in the cancellation of 295,000 unvested stock options. No options were granted in the first quarter of 2007.

As of March 31, 2007, there was $346 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2007 for the stock options awarded through March 31, 2007 is expected to be $352.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2) Inventories

Components of inventories are as follows:

	As of March 31, 2007	As of December 31, 2006
Raw materials and purchased parts	$16,293	$15,543
Work-in-process	12,667	13,823
Finished goods	6,379	5,209

	$35,339	$34,575

(3) Intangible and Other Assets

Major components of intangible and other assets at March 31, 2007 and December 31, 2006 are listed below:

Holdings:	As of March 31, 2007		As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	6,779	24,300	6,140
Customer contracts	15,252	4,046	15,252	3,665
Debt issuance costs	18,447	5,903	18,447	5,339
Other	514	45	516	41

	$109,613	$16,773	$109,615	$15,185

Stanadyne:	As of March 31, 2007		As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	6,779	24,300	6,140
Customer contracts	15,252	4,046	15,252	3,665
Debt issuance costs	16,091	5,374	16,091	4,868
Other	514	45	516	41

	$107,257	$16,244	$107,259	$14,714

Amortization expense of intangible assets for the Company, exclusive of debt issuance costs, was $1,024 for the three months ended March 31, 2007 and 2006. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,761 in 2007, $3,264 in 2008, $3,249 in 2009, $3,160 in 2010 and $2,944 in 2011.

Amortization of debt discount and deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,744 and $2,505 for the three months ended March 31, 2007 and 2006, respectively. Amortization of deferred financing fees is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $506 and $507 for the three months ended March 31, 2007 and 2006, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4) Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Revolving credit lines	$—	$—	$—	$—
Term loan	21,200	21,200	21,200	21,200
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	75,872	73,692	—	—
SAPL debt	1,043	1,186	1,043	1,186
SpA debt	5,097	5,925	5,097	5,925

Long-term debt	263,212	262,003	187,340	188,311
Less current maturities of long-term debt	5,734	6,673	5,734	6,673

Long-term debt, excluding current maturities	$257,478	$255,330	$181,606	$181,638

(5) Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance

Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension (income) cost for the periods shown are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$776	$777
Interest cost	1,279	1,279
Expected return on plan assets	(1,273)	(1,273)
Amortization of prior service costs	(15)	(15)
Recognized net actuarial loss	27	27
Curtailment gain	(10,015)	—

Net periodic pension (income) cost	$(9,221)	$795

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

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, continue unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

The effect of the Pension Plan freeze resulted in curtailment gains of $9,996 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan. These one-time curtailment gains are equal to the reduction in the plans’ projected benefit obligations (“PBO”) due to the freeze of $9,382 and unrecognized prior service costs of $633.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Defined Contribution Plan

Effective April 1, 2007, Stanadyne amended the Stanadyne Corporation Savings Plus Plan (a 401(k) plan) to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$54	$54
Interest cost	122	105
Recognized net actuarial loss	(13)	(5)

Net periodic postretirement benefit cost	$163	$154

(6) Income Taxes

Holdings had an effective income tax rate of 39.1% for the three months ended March 31, 2007 compared to 36.9% for the three months ended March 31, 2006. Holdings’ tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 36.9% for the three months ended March 31, 2007, compared to 26.4% for the three months ended March 31, 2006.

The Company applies the estimated annual tax rate to the year to date earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual net income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

The effective tax rate on the pre-tax loss from discontinued operations was 17.8% for the three months ended March 31, 2006. The Company had no discontinued operations for the first three months of 2007.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized tax benefits of approximately $627, which was accounted for as a decrease to accumulated deficit and an increase to retained earnings for Holdings and Stanadyne, respectively, as of January 1, 2007. The Company had no federal, state, local or foreign unrecognized tax benefits as of January 1, 2007. The Company does not expect the annual effective tax rate to change due to any unrecognized tax benefits. The Company would recognize interest and penalties as income tax expense if any unrecognized tax benefits were reported.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. It is possible that a state tax examination will be settled during the next twelve months; however, no unrecognized tax benefits have been accrued related to this state tax jurisdiction and any that may result from the examination are not expected to be material to the financial statements.

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

The Company presents restricted cash as a current asset on its condensed consolidated balance sheets and as an investing activity on its condensed consolidated statements of cash flows. This cash represents net proceeds from the sale of PEPC assets and its use is limited by the terms of the Company’s term loan agreement to sale-related costs and repayment of principal.

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of SAHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne and AIP for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended March 31,
	2007	2006
Warranty liability, beginning of period	$5,667	$4,935
Warranty expense based on products sold	277	685
Warranty claims paid	(379)	(116)

Warranty liability, end of period	$5,565	$5,504

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8) Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Holdings Three Months Ended March 31,
	2007	2006
Net income (loss)	$6,344	$(2,202)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	56	243

Comprehensive income (loss)	$6,400	$(1,959)

	Stanadyne Three Months Ended March 31,
	2007	2006
Net income (loss)	$7,994	$(704)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	56	243

Comprehensive income (loss)	$8,050	$(461)

(9) Segments

The Company had two reportable segments, Precision Products and Precision Engine, the latter classified as a discontinued operation as a result of the sale of that segment on July 31, 2006 to Defiance, Inc. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales. Accordingly, the Company has one reportable segment.

(10) Discontinued Operations

On July 31, 2006, Stanadyne concluded the sale of certain assets and liabilities of Precision Engine Products Corp. to Defiance, Inc. (“Buyer”), according to the terms of the Purchase Agreement entered into on June 30, 2006. Gross proceeds from the sale totaled $25.3 million in cash, including $0.4 million due to a working capital adjustment based on the July 31, 2006 account balances. Gross proceeds were reduced by transaction costs of $0.8 million for net proceeds of $24.5 million of which $23.5 million was applied to a repayment of the Term Loans. The terms of the Purchase Agreement include a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income when earned.

For the three months ended March 31, 2006, loss from discontinued operations of $1.2 million represented the loss from the discontinued operations of the PEPC segment of $1.4 million and related income tax benefit of $0.2 million. The loss did not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and are included in continuing operations. Revenues of the discontinued operations for the three months ended March 31, 2006 were $15.0 million. For the three months ended March 31, 2007, there were no activities related to the discontinued operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet March 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$17,811	$10	$321	$717		$18,859
Restricted cash	1,091	—	—	—		1,091
Accounts receivable, net	38,037	27	5,758	—		43,822
Inventories, net	29,509	—	7,227	(1,397	) (a)	35,339
Other current assets	5,208	618	1,048	—		6,874

Total current assets	91,656	655	14,354	(680)		105,985

Property, plant and equipment, net	74,252	—	21,216	—		95,468
Goodwill	139,065	—	5,510	—		144,575
Intangible and other assets, net	90,580	2,362	433	(2,362	) (b)	91,013
Investment in subsidiaries	17,123	—	—	(17,123	) (c)	—

Total assets	$412,676	$3,017	$41,513	$(20,165)		$437,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,075	$2,353	$6,202	$127		$56,757
Current maturities of long-term debt and capital lease obligations	—	—	6,025	—		6,025

Total current liabilities	48,075	2,353	12,227	127		62,782

Long-term debt and capital lease obligations	181,200	—	794	—		181,994
Other non-current liabilities	61,900	5,135	8,639	(2,362	) (b)	73,312
Minority interest in consolidated subsidiary	—	—	—	77		77
Intercompany accounts	3,572	(3,298)	705	(8)		971
Stockholders’ equity	117,929	(1,173)	19,148	(17,999	) (c)	117,905

Total liabilities and stockholders’ equity	$412,676	$3,017	$41,513	$(20,165)		$437,041

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$24,463	$9	$107	$539		$25,118
Restricted cash	975	—	—	—		975
Accounts receivable, net	35,031	132	5,641	—		40,804
Inventories, net	27,934	—	8,004	(1,363	) (a)	34,575
Other current assets	5,526	618	510	—		6,654

Total current assets	93,929	759	14,262	(824)		108,126
Property, plant and equipment, net	76,420	—	21,719	(22)		98,117
Intangible and other assets, net	231,175	—	5,945	—		237,120
Deferred taxes	—	2,473	—	(2,473	) (b)	—
Investment in subsidiaries	14,579	—	—	(14,579	) (c)	—

Total assets	$416,103	$3,232	$41,926	$(17,898)		$443,363

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$54,574	$2,525	$7,452	$143		$64,694
Current maturities of long-term debt and capital lease obligations	—	—	6,972	—		6,972

Total current liabilities	54,574	2,525	14,424	143		71,666
Long-term debt and capital lease obligations	181,200	—	892	—		182,092
Other non-current liabilities	68,148	5,135	8,676	(2,473	) (b)	79,486
Intercompany accounts	3,059	(3,265)	1,410	(313)		891
Stockholder’s equity	109,122	(1,163)	16,524	(15,255	) (c)	109,228

Total liabilities and stockholder’s equity	$416,103	$3,232	$41,926	$(17,898)		$443,363

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$70,386	$—	$6,968	$(2,867	) (a)	$74,487
Cost of goods sold	51,517	—	7,818	(2,787	) (a)	56,548

Gross profit (loss)	18,869	—	(850)	(80)		17,939
Selling, general, administrative and other operating income (expenses)	(119)	8	508	—		397

Operating income (loss)	18,988	(8)	(1,358)	(80)		17,542
Interest expense	(4,674)	—	(69)	—		(4,743)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	14,314	(8)	(1,427)	(80)		12,799
Income tax expense (benefit)	5,356	2	(630)	—		4,728

Income (loss) from continuing operations before minority interest	8,958	(10)	(797)	(80)		8,071
Minority interest in income of consolidated subsidiary	—	—	—	(77)		(77)

Net income (loss)	$8,958	$(10)	$(797)	$(157)		$7,994

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2006

	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$71,463	$—	$6,097	$(1,821	) (a)	$75,739
Cost of goods sold	53,624	—	6,624	(1,752	) (a)	58,496

Gross profit (loss)	17,839	—	(527)	(69)		17,243
Selling, general, administrative and other operating expenses	11,284	—	477	—		11,761

Operating income (loss)	6,555	—	(1,004)	(69)		5,482
Interest	(5,105)	—	(45)	—		(5,150)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	1,450	—	(1,049)	(69)		332
Income tax (benefit) expense	(405)	—	317	—		(88)

Income (loss) from continuing operations before minority interest	1,855	—	(1,366)	(69)		420
Minority interest in loss of consolidated subsidiary	—	—	—	55		55

Income (loss) from continuing operations	1,855	—	(1,366)	(14)		475
(Loss) income from discontinued operations	—	(1,267)	142	(54)		(1,179)

Net income (loss)	$1,855	$(1,267)	$(1,224)	$(68)		$(704)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$8,958	$(10)	$(797)	$(157)	$7,994
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,585	—	898	—	5,483
Amortization of deferred financing fees	506	—	—	—	506
Stock-based compensation expense	88	—	—	—	88
Other adjustments	3,571	112	(717)	—	2,966
Loss applicable to minority interest	—	—	—	77	77
Changes in operating assets and liabilities	(20,453)	(205)	(1,139)	328	(21,469)

Net cash used in operating activities	(2,745)	(103)	(1,755)	248	(4,355)

Cash flows from investing activities:
Increase in restricted cash	(116)	—	—	—	(116)
Capital expenditures	(467)	—	(440)	(23)	(930)
Net proceeds from sale of discontinued operations	—	104	—	—	104
Investment in subsidiary	(3,351)	—	—	3,351	—

Net cash (used in) provided by investing activities	(3,934)	104	(440)	3,328	(942)

Cash flows from financing activities:
Net payments on debt	—	—	(1,010)	—	(1,010)
Net proceeds from equity	—	—	3,385	(3,385)	—

Net cash (used in) provided by financing activities	—	—	2,375	(3,385)	(1,010)

Net (decrease) increase in cash and cash equivalents	(6,679)	1	180	191	(6,307)
Effect of exchange rate changes on cash	27	—	35	(14)	48
Cash and cash equivalents at beginning of period	24,462	9	107	540	25,118

Cash and cash equivalents at end of period	$17,810	$10	$322	$717	$18,859

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11) Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$1,856	$(1,268)	$(1,224)	$(68)	$(704)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,733	653	845	—	6,231
Amortization of deferred financing fees	506	—	—	—	506
Other adjustments	(517)	1,026	201	(28)	682
Loss applicable to minority interest	—	—	—	(55)	(55)
Changes in operating assets and liabilities	(6,234)	746	(1,697)	484	(6,701)

Net cash provided by (used in) operating activities	344	1,157	(1,875)	333	(41)

Cash flows from investing activities:
Capital expenditures	(2,593)	(1,211)	(207)	108	(3,903)
Proceeds from disposal of property, plant and equipment	—	385	—	(108)	277

Net cash used in investing activities	(2,593)	(826)	(207)	—	(3,626)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(163)	—	1,852	—	1,689

Net cash (used in) provided by financing activities	(163)	—	1,852	—	1,689

Net (decrease) increase in cash and cash equivalents	(2,412)	331	(230)	333	(1,978)
Effect of exchange rate changes on cash	4	—	11	(76)	(61)
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$19,968	$345	$241	$488	$21,042

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

On July 31, 2006, Stanadyne concluded the sale of certain assets and liabilities of Precision Engine Products Corp. (“PEPC” or “Precision Engine”) to Defiance, Inc., a part of GenTek, Inc. The sale included the U.S.-based assets of PEPC, certain acquired liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda. We no longer report segment information since, subsequent to the sale of Precision Engine, we operate only the Precision Products business. The results of operations for Precision Engine are classified as discontinued operations for all periods herein.

Sales in the first quarter of 2007 totaled $74.5 million and were $1.2 million less than sales in the first quarter of 2006. Continued strength in our end markets for off-highway equipment used in agricultural, industrial and construction activities as well as the select on-highway applications we produce, drove sales to our Original Equipment Manufacturers (“OEMs”) in the first quarter of 2007 higher by 5.2%. Sales to the service markets in the first quarter of 2007 decreased $3.6 million or 11.8% compared to the first quarter of 2006 due primarily to an expected decline in demand from General Motors (“GM”) for diesel fuel pumps, as vehicles age and go out of service.

Operating income for the first quarter of 2007 totaled $17.5 million and 23.6% of net sales, including a one time curtailment gain of $10.0 million as a result of the amendment made to our defined benefit pension plans. The pension plan amendment reduced the amount of future benefits that would have been payable by freezing the level of benefits earned as of March 31, 2007. Effective April 1, 2007, Stanadyne increased the level of company contributions available to employees participating in the 401(k) plan. These changes are intended to provide employees with more visibility and control of their plans for retirement.

Operating income excluding the curtailment gain totaled $7.5 million and 10.1% of net sales in the first quarter of 2007 versus $5.4 million and 7.2% of net sales for the first quarter of 2006. This $2.1 million improvement was due to a combination of higher gross profit and lower SG&A costs. Our gross profit in the first quarter of 2007 improved overall by $0.7 million due primarily to a $1.2 million impact from sales volume, mix and price changes, partially offset by $0.7 million lower gross profit in our Brescia, Italy plant. SG&A costs in the first quarter of 2007 were lower primarily as a result of the $1.8 million severance costs recorded in the first quarter of 2006.

Stanadyne’s liquidity remained strong in the first quarter of 2007, with cash on hand of $20.2 million, including $1.1 million of restricted cash, and $27.5 million of availability on the U.S.-based Revolving Credit Facility.

In February, 2007, Stanadyne obtained permission from the Peoples Republic of China to establish a wholly-owned manufacturing entity in the Changshu development zone. Located 90 kilometers from Shanghai, the Changshu plant is being leased from the local development zone and is scheduled to be operational by the end of 2007. This plant will produce engine components for use by Cummins Engine Company in China and will require approximately $3.5 million of capital investment this year. The annual revenues are expected to be minor relative to our overall sales. We believe establishing a manufacturing presence in China with an existing customer is a strategically important step in realizing the opportunities for our business in the Asian markets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three month periods ended March 31, 2007 and 2006 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three months ended March 31, 2007		Three months ended March 31, 2006
	$	%	$	%
Net sales	74,487	100.0	75,739	100.0
Cost of goods sold	56,548	75.9	58,496	77.2
Gross profit	17,939	24.1	17,243	22.8
SG&A	9,219	12.4	10,593	14.0
Amortization of intangibles	1,024	1.4	1,024	1.4
Management fees	188	0.3	188	0.2
Pension liability curtailment gain	(10,015)	(13.4)	—	0.0
Operating income	17,523	23.5	5,438	7.2
Income (loss) from continuing operations	6,344	8.5	(1,023)	(1.4)
Loss from discontinued operations	—	—	(1,179)	(1.6)
Net income (loss)	6,344	8.5	(2,202)	(2.9)

	Stanadyne
	Three months ended March 31, 2007		Three months ended March 31, 2006
	$	%	$	%
Net sales	74,487	100.0	75,739	100.0
Cost of goods sold	56,548	75.9	58,496	77.2
Gross profit	17,939	24.1	17,243	22.8
SG&A	9,200	12.4	10,549	13.9
Amortization of intangibles	1,024	1.4	1,024	1.4
Management fees	188	0.3	188	0.2
Pension liability curtailment gain	(10,015)	(13.4)	—	0.0
Operating income	17,542	23.6	5,482	7.2
Income from continuing operations	7,994	10.7	475	0.6
Loss from discontinued operations	—	—	(1,179)	(1.6)
Net income (loss)	7,994	10.7	(704)	(0.9)

Comparison of Results of Operations:

The Three Months Ended March 31, 2007 for Holdings and Stanadyne

Compared to

The Three Months Ended March 31, 2006 for Holdings and Stanadyne

Net Sales. Net sales for the three months ended March 31, 2007 totaled $74.5 million and were $1.2 million less than the $75.7 million for the comparable period in 2006. This 1.7% decrease in first quarter sales resulted from a decline in service revenues.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales to our OEM customers comprised 63.8% of our first quarter 2007 sales as compared to 59.6% of first quarter 2006 sales, representing an increase of $2.4 million or 5.2%. Higher OEM revenues were primarily due to higher demand for our fuel injection equipment from Deere & Company (“Deere”) and Daimler-Benz. Sales to Deere in the first quarter of 2007 increased by $3.1 million or 10.3% and included the impact of higher prices integral to the renewal of the supply agreement. Sales of the new high pressure gasoline injection pump to Daimler Benz represented $1.4 million in additional OEM sales. Higher first quarter OEM sales were partially offset by lower demand for diesel fuel injection pumps supplied to General Engine Products for the military HUMMV.

Sales to the service markets in the first quarter of 2007 decreased $3.6 million or 11.8% compared to the first quarter of 2006. Service demand from GM for diesel fuel pumps continued to decline as expected as vehicles age and go out of service. GM also reduced their inventory of our service pumps during the first quarter of 2007, further reducing service sales. As a result, our first quarter 2007 sales to GM were approximately $5.3 million less than in the same period in 2006. Strength in the parts aftermarket in the first quarter of 2007 provided $1.3 million in higher sales as compared to the same period in 2006 and helped offset the decline in GM sales.

Sales by major product line in the first quarter of 2007 when compared to the same period of 2006 reflected increases in our fuel injector and fuel filtration sales, partially offset by sales declines in our fuel pump and Precision Components and Assembly (“PCA”) business.

Gross Profit. Our gross profit totaled $17.9 million and 24.1% of net sales in the first quarter of 2007, and compared favorably to the $17.2 million and 22.8% of net sales for the same period in 2006. Although the first quarter gross profit was negatively impacted by lower sales volume to the more profitable service customers noted above, this was offset by improved pricing. The 2007 first quarter gross profit improved overall by $0.7 million due primarily to a $1.2 million impact of sales volume, mix and price changes, partially offset by $0.7 million lower gross profit in our Stanadyne, SpA plant. The reorganization of the Brescia, Italy plant into a more “lean” operation began in the fourth quarter of 2006. During the first quarter of 2007 as the inventory levels decreased, machine reliability problems and lack of adequate cross-training of our workforce interrupted production flow, resulting in higher operating costs. Corrective actions are underway in the second quarter of 2007 that should be reflected in the results later this year.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $9.2 million or 12.4% of net sales in the first quarter of 2007 as compared to $10.5 million or 13.9% of net sales for the same period of 2006. This $1.3 million decrease was due primarily to $1.8 million of severance benefits for the former CEO and $0.2 million higher stock-based compensation expense both recorded in the first quarter of 2006, offset by $0.5 million of higher research and development costs recorded in the first quarter of 2007.

Pension Curtailment Gain. Changes to the U.S.-based defined benefit pension plans in the first quarter of 2007 resulted in a curtailment of the liability associated with future benefits. Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) to freeze the benefits for all participants so that no future benefits will accrue after that date. The effect of the Pension Plan freeze resulted in curtailment gain of $10.0 million. This one-time curtailment gain is equal to the reduction in the projected benefit obligations (PBO) due to the freeze, offset by any unrecognized losses immediately prior to the freeze, plus any remaining unrecognized prior service costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.0 million in the first quarters of 2007 and 2006.

Operating Income. First quarter 2007 operating income totaled $17.5 million and 23.6% of net sales versus $5.5 million and 7.2% of net sales for the same period in 2006. This $12.0 million increase in first quarter operating profit resulted from the $10.0 million pension liability curtailment gain, a $0.7 million increase in gross profit and $1.3 million lower SG&A costs.

Income (Loss) from Continuing Operations. Income from continuing operations for Stanadyne in the first quarter of 2007 totaled $8.0 million and 10.7% of net sales versus income from continuing operations of $0.5 million or 0.6% of net sales reported for the first quarter of 2006. This $7.5 million increase in income from continuing operations resulted from the combined result of $12.0 million higher operating income and $0.3 million lower interest expense on reduced debt levels, partially offset by a $4.8 million in higher income taxes.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Income from continuing operations for Holdings in the first quarter of 2007 totaled $6.3 million versus a loss of $1.0 million in the first quarter of 2006. This improvement in income from continuing operations was $0.2 million less than the amounts reported for Stanadyne due to $0.2 million of additional first quarter interest expense on the Discount Notes.

Loss From Discontinued Operations. Losses from discontinued operations in the first quarter of 2006 of $1.2 million, as reflected in the accompanying condensed consolidated statements of operations, represented the loss from operations of the former Precision Engine segment of $1.4 million, net of related income tax benefits of $0.2 million.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations, supplemented by a U.S.-based revolving credit facility under which $27.5 million was available for borrowing as of March 31, 2007. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

As of March 31, 2007, there were borrowings of $21.2 million under the Term Loans, no borrowings under the Revolving Credit Line, $5.1 million in foreign overdraft facilities and $1.0 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants. Cash on hand totaled $20.2 million on March 31, 2007 and included $1.1 million of restricted cash from the sale of the former Precision Engine segment.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash Flows From Operating Activities. Stanadyne’s net cash flows from operating activities for the three months ended March 31, 2007 were negative $4.4 million as compared to zero or breakeven in the first quarter of 2006. Cash flows from operating activities before changes in asset and liability accounts reflected $0.4 million more cash in the first three months of 2007 than in the same period in 2006. Higher gross profit and lower SG&A and interest costs in the first quarter of 2007 were partially offset by higher income taxes.

Changes in asset and liability accounts, primarily working capital accounts, excluding the $10.0 million curtailment of the pension benefits liability, required $4.8 million more cash in the first three months of 2007 versus the comparable period in 2006. Increases in accounts receivable and inventories required $1.9 million less cash in the first quarter of 2007 when compared to the first quarter of 2006. This improvement in first quarter 2007 cash flow was offset by $1.9 million less cash from an income tax refund received in the first quarter of 2006. Finally, $4.9 million more cash was consumed in the first quarter of 2007 due to a $ 1.2 million reduction in accounts payable and payments from accrued liability balances, including $0.6 million in employee severance benefits, $0.4 million in payroll taxes and $1.2 million in federal income taxes.

Cash flows from operating activities for Holdings for the three months ended March 31, 2007 were identical to the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities for the three months ended March 31, 2007 were $0.9 million. Capital expenditures for the first quarter of 2007 totaled $0.9 million compared to $3.9 million for the same period in 2006. Capital expenditures in 2007 reflect amounts applied to increased capacity, cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects, as well as less than $0.1 million for the start-up activities in the new Changshu, China location. Capital expenditures in 2006 included $1.2 million expended in the former Precision Engine segment.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Financing Activities. Cash flows from financing activities for Stanadyne and Holdings in the first three months of 2007 resulted in a net reduction in cash of $1.0 million compared to an increase in cash of $1.7 million for the same period of 2006.

There were no cash flows from financing activities in our U.S.-based operations during the first quarter of 2007. Remaining balances under the Term Loan are not due until 2010. There were no borrowings under the U.S.-based Revolving Credit Line as of March 31, 2007 and 2006, which after reductions for outstanding letters of credit, represented $27.5 million of available liquidity at each date, respectively.

Cash flows from financing activities in our foreign operations in the first three months of 2007 included a reduction in overdraft borrowings of $0.8 million at SpA as well as payments of capital lease obligations totaling $0.1 million this year. Cash flows from financing activities in SAPL reflected a net reduction of $0.1 million in outstanding indebtedness, comprised of a scheduled installment against the term loan and a reduction in overdraft borrowings.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased to $72.9 million at December 31, 2006 from $66.8 million at December 31, 2005. Solid investment performance in 2006 coupled with a 25 basis point increase in the discount rate were not sufficient to offset the growth in the unfunded pension obligation due to period interest and service costs. The Qualified Plan unfunded benefit obligation increased to $30.0 million at December 31, 2006 from $26.9 million at December 31, 2005. The Company’s minimum required contribution in 2007 is $6,472. This contribution, due in September 2007, is subject to change as a result of amendments to the pension plan described below.

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, continue unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

The effect of the Pension Plan freeze resulted in curtailment gains of $9,996 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan. These one-time curtailment gains are equal to the reduction in the plans’ projected benefit obligations (“PBO”) due to the freeze of $9,382 and unrecognized prior service costs of $633.

(2) New Accounting Pronouncements

In July 2006, FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, effective January 1, 2007, resulted in a reduction of recorded tax contingencies and an increase to retained earnings of approximately $627.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plan and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of its defined benefit postretirement plan in which the changes occur as a component of accumulated

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

other comprehensive income (loss). SFAS 158 is effective for the Company as of December 31, 2007. The Company is currently evaluating the impact the adoption of SFAS 158 will have on its consolidated financial statements.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first three months of 2007 by $0.05 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on March 31, 2007 was approximately $169.0 million. The fair value of Holdings’ Discount Notes based on bid prices at March 31, 2007 was $79.6 million.

Foreign Currency Risk. The Company has a subsidiary in Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange was immaterial to continuing operations for the three months ended March 31, 2007 and 2006. Foreign currency exchange for discontinued operations was related to the Company’s operations in Brazil. Foreign currency exchange for the three months ended March 31, 2007 was a net loss of $0.04 million compared to a net difference of approximately zero for the three months ended March 31, 2006. The Company does not hedge against foreign currency risk.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: May 15, 2007	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: May 15, 2007	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002