Form 10-Q
period 2007-06-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2007-08-14
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Stanadyne Holdings, Inc.     Yes  ☐     No  ☒

Stanadyne Corporation        Yes  ☐     No  ☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of July 31, 2007 was:

Stanadyne Holdings, Inc.	106,110,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$24,044	$25,394
Restricted cash	1,105	975
Accounts receivable, net of allowance for uncollectible accounts of $290 as of June 30, 2007 and $288 at December 31, 2006	43,401	40,804
Inventories, net	33,397	34,575
Prepaid expenses and other assets	765	1,587
Deferred income taxes	6,176	5,078

Total current assets	108,888	108,413

Property, plant and equipment, net	93,861	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	91,234	94,430

Total assets	$438,558	$445,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,282	$22,406
Accrued liabilities	34,666	42,297
Current maturities of long-term debt	5,793	6,673
Current portion of capital lease obligations	282	299

Total current liabilities	61,023	71,675

Long-term debt, excluding current maturities	259,558	255,330
Deferred income taxes	28,712	27,965
Capital lease obligations, excluding current portion	334	454
Other non current liabilities	36,816	46,742

Total liabilities	386,443	402,166

Minority interest in consolidated subsidiary	178	—

Commitments and Contingencies	—	—

Stockholders’ equity:
Common stock	1,064	1,064
Additional paid-in capital	53,851	53,661
Other accumulated comprehensive income	948	589
Accumulated deficit	(3,779)	(11,798)
Treasury stock, at cost	(147)	(147)

Total stockholders’ equity	51,937	43,369

Total liabilities and stockholders’ equity	$438,558	$445,535

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Net sales	$72,648	$79,623
Cost of goods sold	54,803	60,949

Gross profit	17,845	18,674

Selling, general and administrative expenses	8,047	8,403
Amortization of intangible assets	1,025	1,025
Management fees	187	187

Operating income	8,586	9,059

Other expenses:
Interest expense	(7,100)	(7,150)

Income from continuing operations before income taxes and minority interest	1,486	1,909

Income tax expense	336	761

Income from continuing operations before minority interest	1,150	1,148

Minority interest in (income) loss of consolidated subsidiary	(101)	16

Income from continuing operations	1,049	1,164
Loss from discontinued operations, net of income tax benefit of $4,429 in 2006	—	(6,142)

Net income (loss)	$1,049	$(4,978)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net sales	$147,135	$155,362
Cost of goods sold	111,350	119,445

Gross profit	35,785	35,917

Selling, general and administrative expenses	17,267	18,995
Amortization of intangible assets	2,049	2,049
Management fees	375	375
Pension plan curtailment gain	(10,015)	—

Operating income	26,109	14,498

Other expenses:
Interest expense	(14,077)	(14,298)

Income from continuing operations before income taxes and minority interest	12,032	200

Income tax expense	4,461	129

Income from continuing operations before minority interest	7,571	71

Minority interest in (income) loss of consolidated subsidiary	(178)	71

Income from continuing operations	7,393	142
Loss from discontinued operations, net of income tax benefit of $4,684 in 2006	—	(7,322)

Net income (loss)	$7,393	$(7,180)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income (loss)	$7,393	$(7,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,995	12,469
Amortization of debt discount and deferred financing fees	5,550	5,064
Stock-based compensation expense	189	494
Impairment of assets held for sale	—	10,281
Deferred income tax benefit	(555)	(8,307)
Income (loss) applicable to minority interest	178	(71)
Loss on disposal of property, plant and equipment	1	432
Pension plan curtailment gain	(10,015)	—
Changes in operating assets and liabilities	(9,905)	851

Net cash provided by operating activities	3,831	14,033

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	104	—
Increase in restricted cash	(130)	—
Capital expenditures	(3,806)	(8,003)
Proceeds from disposal of property, plant and equipment	2	286

Net cash used in investing activities	(3,830)	(7,717)

Cash flows from financing activities:
Payments on foreign term loan	(210)	(155)
Net (payments) proceeds on foreign overdraft facilities	(1,018)	1,895
Principal payments on long-term debt	—	(325)
Payments of capital lease obligations	(147)	(152)
Proceeds from exercise of stock options	6	242
Purchase of treasury stock	—	(28)
Proceeds from the sale of common stock	—	376

Net cash (used in) provided by financing activities	(1,369)	1,853

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(1,368)	8,169
Effect of exchange rate changes on cash	18	198
Cash and cash equivalents at beginning of period	25,394	23,081

Cash and cash equivalents at end of period	$24,044	$31,448

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$23,763	$25,118
Restricted cash	1,105	975
Accounts receivable, net of allowance for uncollectible accounts of $290 as of June 30, 2007 and $288 December 31, 2006	43,401	40,804
Inventories, net	33,397	34,575
Prepaid expenses and other assets	765	1,576
Deferred income taxes	6,176	5,078

Total current assets	108,607	108,126

Property, plant and equipment, net	93,861	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	89,464	92,545

Total assets	$436,507	$443,363

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$20,282	$22,406
Accrued liabilities	34,662	42,288
Current maturities of long-term debt	5,793	6,673
Current portion of capital lease obligations	282	299

Total current liabilities	61,019	71,666

Long-term debt, excluding current maturities	181,445	181,638
Deferred income taxes	34,712	32,744
Capital lease obligations, excluding current portion	334	454
Other noncurrent liabilities	36,816	46,742
Due to Stanadyne Holdings, Inc.	1,056	891

Total liabilities	315,382	334,135

Minority interest in consolidated subsidiary	178	—

Commitments and Contingencies	—	—

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	947	589
Retained earnings	15,000	3,639

Total stockholder’s equity	120,947	109,228

Total liabilities and stockholder’s equity	$436,507	$443,363

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Net sales	$72,648	$79,623
Cost of goods sold	54,803	60,949

Gross profit	17,845	18,674

Selling, general and administrative expenses	8,035	8,384
Amortization of intangible assets	1,025	1,025
Management fees	187	187

Operating income	8,598	9,078

Other expenses:
Interest expense	(4,802)	(5,103)

Income from continuing operations before income taxes and minority interest	3,796	3,975

Income tax expense	955	1,311

Income from continuing operations before minority interest	2,841	2,664

Minority interest in (income) loss of consolidated subsidiary	(101)	16

Income from continuing operations	2,740	2,680
Loss from discontinued operations, net of income tax benefit of $4,684 in 2006	—	(6,142)

Net income (loss)	$2,740	$(3,462)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net sales	$147,135	$155,362
Cost of goods sold	111,350	119,445

Gross profit	35,785	35,917

Selling, general and administrative expenses	17,235	18,931
Amortization of intangible assets	2,049	2,049
Management fees	375	375
Pension plan curtailment gain	(10,015)	—

Operating income	26,141	14,562

Other expenses:
Interest expense	(9,546)	(10,253)

Income from continuing operations before income taxes and minority interest	16,595	4,309

Income tax expense	5,683	1,224

Income from continuing operations before minority interest	10,912	3,085

Minority interest in (income) loss of consolidated subsidiary	(178)	71

Income from continuing operations	10,734	3,156
Loss from discontinued operations, net of income tax benefit of $(4,684) in 2006	—	(7,322)

Net income (loss)	$10,734	$(4,166)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income (loss)	$10,734	$(4,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,995	12,469
Amortization of deferred financing fees	1,013	1,013
Stock-based compensation expense	189	—
Impairment of assets held for sale	—	10,281
Deferred income tax expense (benefit)	866	(7,012)
Income (loss) applicable to minority interest	178	(71)
Loss on disposal of property, plant and equipment	1	432
Pension plan curtailment gain	(10,015)	—
Changes in operating assets and liabilities	(10,129)	1,348

Net cash provided by operating activities	3,832	14,294

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	104	—
Increase in restricted cash	(130)	—
Capital expenditures	(3,806)	(8,003)
Proceeds from disposal of property, plant and equipment	2	286

Net cash used in investing activities	(3,830)	(7,717)

Cash flows from financing activities:
Payments on foreign term loan	(210)	(155)
Net (payments) proceeds on foreign overdraft facilities	(1,018)	1,895
Principal payments on long-term debt	—	(325)
Payments of capital lease obligations	(147)	(152)

Net cash (used in) provided by financing activities	(1,375)	1,263

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(1,373)	7,840
Effect of exchange rate changes on cash	18	198
Cash and cash equivalents at beginning of period	25,118	23,081

Cash and cash equivalents at end of period	$23,763	$31,119

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

Basis of Presentation. The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals but subject to normal year end adjustments) necessary for a fair presentation for the periods presented. The Company’s quarterly results are subject to fluctuation; consequently, the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. These notes to condensed consolidated financial statements apply to Holdings and Stanadyne unless otherwise noted.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”), Stanadyne Changshu Corporation (“SCC”) and Precision Engine Products LTDA (“PEPL”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA, SCC and PEPL. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation. Results of operations related to PEPC, including PEPL, are presented as discontinued operations for all periods presented herein.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about our stock option plan for the three and six month periods ended June 30, 2007:

	Three Months Ended June 30, 2007
	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price*	Stock Options Outstanding	Weighted Average Exercise Price*
April 1, 2007	13,570,000	$0.48	3,226,250	$0.47
Exercised	(12,500)	0.47	(12,500)	0.47
Cancelled	(72,500)	0.64	(12,500)	0.47
Vested	—	—	—	—
Granted	630,000	0.89	—	—

June 30, 2007	14,115,000	$0.50	3,201,250	$0.47

	Six Months Ended June 30, 2007
	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price*	Stock Options Outstanding	Weighted Average Exercise Price*
January 1, 2007	13,865,000	$0.48	3,226,250	$0.47
Exercised	(12,500)	0.47	(12,500)	0.47
Cancelled	(367,500)	0.64	(12,500)	0.47
Vested	—	—	—	—
Granted	630,000	0.89	—	—

June 30, 2007	14,115,000	$0.48	3,201,250	$0.47

*	Represents per share price.

During the second quarter of 2007, one retired employee exercised 12,500 vested stock options for proceeds of $6 and another retired employee chose not to exercise 12,500 vested options that subsequently expired. Also during the second quarter of 2007, one employee left the Company resulting in the cancellation of 60,000 unvested stock options. On April 16, 2007 one employee received 250,000 stock options with an exercise price of $0.95 per share, and on June 1, 2007 an additional 380,000 stock options with an exercise price of $0.85 per share were issued to a total of seven employees. During the first quarter of 2007, two employees left the Company resulting in the cancellation of 295,000 unvested stock options. No options were granted in the first quarter of 2007.

As of June 30, 2007, there was $409 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2007 for the stock options awarded through June 30, 2007 is expected to be $393.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Inventories

Components of inventories are as follows:

	As of June 30, 2007	As of December 31, 2006
Raw materials and purchased parts	$16,008	$15,543
Work-in-process	11,672	13,823
Finished goods	5,717	5,209

	$33,397	$34,575

(3)	Intangible and Other Assets

Major components of intangible and other assets at June 30, 2007 and December 31, 2006 are listed below:

Holdings:	As of June 30, 2007		As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	7,418	24,300	6,140
Customer contracts	15,252	4,428	15,252	3,665
Debt issuance costs	18,447	6,468	18,447	5,339
Other	498	49	516	41

	$109,597	$18,363	$109,615	$15,185

Stanadyne:	As of June 30, 2007		As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	7,418	24,300	6,140
Customer contracts	15,252	4,428	15,252	3,665
Debt issuance costs	16,091	5,881	16,091	4,868
Other	497	49	516	41

	$107,240	$17,776	$107,259	$14,714

Amortization expense of intangible assets for the Company, exclusive of debt issuance costs, was $1,025 for the three months ended June 30, 2007 and 2006 and $2,049 for the six months ended June 30, 2007 and 2006. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,761 in 2007, $3,264 in 2008, $3,249 in 2009, $3,160 in 2010 and $2,944 in 2011.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $2,806 and $2,559 for the three months ended June 30, 2007 and 2006, respectively, and $5,550 and $5,064 for the six months ended June 30, 2007 and 2006, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $507 for the three months ended June 30, 2007 and 2006, and $1,013 for the six months ended June 30, 2007 and 2006.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Revolving credit lines	$—	$—	$—	$—
Term loan	21,200	21,200	21,200	21,200
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	78,113	73,692	—	—
SAPL debt	1,090	1,186	1,090	1,186
SpA debt	4,948	5,925	4,948	5,925

Long-term debt	265,351	262,003	187,238	188,311
Less current maturities of long-term debt	5,793	6,673	5,793	6,673

Long-term debt, excluding current maturities	$259,558	$255,330	$181,445	$181,638

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance

Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension cost (income) cost for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$314	$762	$1,090	$1,552
Interest cost	1,520	1,338	2,799	2,558
Expected return on plan assets	(1,763)	(1,309)	(3,036)	(2,547)
Amortization of prior service costs	11	(14)	(4)	(29)
Recognized net actuarial loss	(7)	49	20	54
Curtailment gain	—	—	(10,015)	—

Net periodic pension cost (income) cost	$75	$826	$(9,146)	$1,588

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

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, remain unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

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

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$30	$55	$84	$108
Interest cost	100	104	222	212
Recognized net actuarial income	(131)	(9)	(144)	(9)

Net periodic postretirement benefit (income) cost	$(1)	$150	$162	$311

(6)	Income Taxes

Holdings had an effective income tax rate of 37.1% for the six months ended June 30, 2007 compared to 64.5% for the six months ended June 30, 2006. Holdings’ tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 34.2% for the six months ended June 30, 2007, compared to 28.4% for the six months ended June 30, 2006.

The Company applies the estimated annual tax rate to the year to date earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual pre-tax income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

The effective tax rate on the pre-tax loss from discontinued operations was 39.0% for the six months ended June 30, 2006. The Company had no income or loss from discontinued operations for the first six months of 2007.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized tax benefits of approximately $627, which was accounted for as a decrease to income taxes payable and an increase to retained earnings for Holdings and Stanadyne, respectively, as of January 1, 2007. The Company had no federal, state, local or foreign unrecognized tax benefits as of January 1, 2007. The Company does not expect the annual effective tax rate to change due to any unrecognized tax benefits. The Company would recognize interest and penalties as income tax expense if any unrecognized tax benefits were reported.

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warranty liability, beginning of period	$5,565	$5,504	$5,667	$4,935
Warranty expense based on products sold	157	366	431	1,051
Warranty claims paid	(1,273)	(240)	(1,652)	(356)

Warranty liability, end of period	$4,449	$5,630	$4,446	$5,630

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,049	$(4,978)	$7,393	$(7,180)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	303	720	359	963

Comprehensive income (loss)	$1,352	$(4,258)	$7,752	$(6,217)

	Stanadyne
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$2,740	$(3,462)	$10,734	$(4,166)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	303	720	359	963

Comprehensive income (loss)	$3,043	$(2,742)	$11,093	$(3,203)

(9)	Segments

The Company had two reportable segments, Precision Products and Precision Engine, the latter classified as a discontinued operation as a result of the sale of that segment on July 31, 2006 to Defiance, Inc. Accordingly, the Company has one reportable segment. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales.

(10)	Discontinued Operations

On July 31, 2006, Stanadyne concluded the sale of certain assets and liabilities of PEPC to Defiance, Inc. (“Buyer”), according to the terms of the Purchase Agreement entered into on June 30, 2006. Gross proceeds from the sale totaled $25.3 million in cash, including $0.4 million due to a working capital adjustment based on the July 31, 2006 account balances. Gross proceeds were reduced by transaction costs of $0.8 million for net proceeds of $24.5 million of which $23.5 million was applied to a repayment of the Term Loans. The terms of the Purchase Agreement include a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income when earned.

For the six months ended June 30, 2006, loss from discontinued operations of $7.3 million represented the loss from the discontinued operations of the PEPC segment of $12.0 million and related income tax benefit of $4.7 million. The loss did not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and are included in continuing operations. Revenues of the discontinued operations for the six months ended June 30, 2006 were $30.5 million. For the six months ended June 30, 2007, there were no activities related to the discontinued operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Supplemental Consolidating Condensed Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by PEPC (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, PEPL, SCC and SAPL (the “Non-Guarantor Subsidiaries”).

Supplemental consolidating condensed financial statements for Stanadyne (“Parent”), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not required.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet June 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$22,899	$—	$410	$454		$23,763
Restricted cash	1,105	—	—	—		1,105
Accounts receivable, net	37,605	—	5,796	—		43,401
Inventories, net	27,034	—	7,156	(793	)(a)	33,397
Other current assets	5,315	—	1,618	8		6,941

Total current assets	93,958	—	14,980	(331)		108,607

Property, plant and equipment, net	72,030	—	21,831	—		93,861
Intangible and other assets, net	228,112	—	5,927	—		234,039
Investment in subsidiaries	17,392	—	—	(17,392	)(b)	—

Total assets	$411,492	$—	$42,738	$(17,723)		$436,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$47,924	$—	$6,850	$170		$54,944
Current maturities of long-term debt and capital lease obligations	—	—	6,075	—		6,075

Total current liabilities	47,924	—	12,925	170		61,019

Long-term debt and capital lease obligations	181,200	—	579	—		181,779
Other non-current liabilities	62,702	—	8,826	—		71,528
Minority interest in consolidated subsidiary	—	—	—	178		178
Intercompany accounts	177	—	684	195		1,056	(c)
Stockholders’ equity	119,489	—	19,724	(18,266	)(b)	120,947

Total liabilities and stockholders’ equity	$411,492	$—	$42,738	$(17,723)		$436,507

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.

(b)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$24,463	$9	$107	$539		$25,118
Restricted cash	975	—	—	—		975
Accounts receivable, net	35,031	132	5,641	—		40,804
Inventories, net	27,934	—	8,004	(1,363	)(a)	34,575
Other current assets	5,526	618	510	—		6,654

Total current assets	93,929	759	14,262	(824)		108,126
Property, plant and equipment, net	76,420	—	21,719	(22)		98,117
Intangible and other assets, net	231,175	—	5,945	—		237,120
Deferred taxes	—	2,473	—	(2,473	)(b)	—
Investment in subsidiaries	14,579	—	—	(14,579	)(c)	—

Total assets	$416,103	$3,232	$41,926	$(17,898)		$443,363

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$54,574	$2,525	$7,452	$143		$64,694
Current maturities of long-term debt and capital lease obligations	—	—	6,972	—		6,972

Total current liabilities	54,574	2,525	14,424	143		71,666
Long-term debt and capital lease obligations	181,200	—	892	—		182,092
Other non-current liabilities	68,148	5,135	8,676	(2,473	)(b)	79,486
Intercompany accounts	3,059	(3,265)	1,410	(313)		891	(d)
Stockholder’s equity	109,122	(1,163)	16,524	(15,255	)(c)	109,228

Total liabilities and stockholder’s equity	$416,103	$3,232	$41,926	$(17,898)		$443,363

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.

(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.

(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

(d)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$67,452	$—	$7,596	$(2,400	)(a)	$72,648
Cost of goods sold	49,493	—	7,804	(2,494	)(a)	54,803

Gross profit (loss)	17,959	—	(208)	94		17,845
Selling, general, administrative and other operating expenses	8,618	—	629	—		9,247

Operating income (loss)	9,341	—	(837)	94		8,598
Interest expense	(4,721)	—	(81)	—		(4,802)

Income (loss) from operations before income tax expense (benefit) and minority interest	4,620	—	(918)	94		3,796
Income tax expense (benefit)	1,344	—	(389)	—		955

Income (loss) from operations before minority interest	3,276	—	(529)	94		2,841
Minority interest in income of consolidated subsidiary	—	—	—	(101)		(101)

Net income (loss)	$3,276	$—	$(529)	$(7)		$2,740

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$74,907	$—	$7,093	$(2,377	)(a)	$79,623
Cost of goods sold	56,064	—	7,146	(2,261	)(a)	60,949

Gross profit (loss)	18,843	—	(53)	(116)		18,674
Selling, general, administrative and other operating expenses	9,036	—	560	—		9,596

Operating income (loss)	9,807	—	(613)	(116)		9,078
Interest expense	(5,056)	—	(47)	—		(5,103)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	4,751	—	(660)	(116)		3,975
Income tax expense (benefit)	1,891	—	(560)	(20)		1,311

Income (loss) from continuing operations before minority interest	2,860	—	(100)	(96)		2,664
Minority interest in loss of consolidated subsidiary	—	—	—	16		16

Income (loss) from continuing operations	2,860	—	(100)	(80)		2,680
(Loss) income from discontinued operations	—	(6,409)	147	120		(6,142)

Net income (loss)	$2,860	$(6,409)	$47	$40		$(3,462)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$137,838	$—	$14,564	$(5,267	)(a)	$147,135
Cost of goods sold	101,009	—	15,622	(5,281	)(a)	111,350

Gross profit (loss)	36,829	—	(1,058)	14		35,785
Selling, general, administrative and other operating expenses	8,507	—	1,137	—		9,644

Operating income (loss)	28,322	—	(2,195)	14		26,141
Interest expense	(9,396)	—	(150)	—		(9,546)

Income (loss) from operations before income tax expense (benefit) and minority interest	18,926	—	(2,345)	14		16,595
Income tax expense (benefit)	6,702	—	(1,019)	—		5,683

Income (loss) from operations before minority interest	12,224	—	(1,326)	14		10,912
Minority interest in income of consolidated subsidiary	—	—	—	(178)		(178)

Net income (loss)	$12,224	$—	$(1,326)	$(164)		$10,734

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$146,370	$—	$13,190	$(4,198	)(a)	$155,362
Cost of goods sold	109,688	—	13,770	(4,013	)(a)	119,445

Gross profit (loss)	36,682	—	(580)	(185)		35,917
Selling, general, administrative and other operating expenses	20,318	—	1,037	—		21,355

Operating income (loss)	16,364	—	(1,617)	(185)		14,562
Interest expense	(10,161)	—	(92)	—		(10,253)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	6,203	—	(1,709)	(185)		4,309
Income tax expense (benefit)	1,487	—	(243)	(20)		1,224

Income (loss) from continuing operations before minority interest	4,716	—	(1,466)	(165)		3,085
Minority interest in loss of consolidated subsidiary	—	—	—	71		71

Income (loss) from continuing operations	4,716	—	(1,466)	(94)		3,156
(Loss) income from discontinued operations	—	(7,677)	289	66		(7,322)

Net income (loss)	$4,716	$(7,677)	$(1,177)	$(28)		$(4,166)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$12,224	$—	$(1,326)	$(164)		$10,734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,187	—	1,808	—		10,995
Amortization of deferred financing fees	1,013	—	—	—		1,013
Stock-based compensation expense	189	—	—	—		189
Other adjustments	2,034	—	(1,168)	—		866
Increase applicable to minority interest	—	—	—	178		178
Loss on disposal of property, plant and equpment	—	—	1	—		1
Pension plan curtailment gain	(10,015)					(10,015)
Changes in operating assets and liabilities	(9,662)	—	(489)	22		(10,129)

Net cash provided by (used in) operating activities	4,970	—	(1,174)	36		3,832

Cash flows from investing activities:
Increase in restricted cash	(130)	—	—	—		(130)
Net proceeds from sale of discontinued operations	104	—	—	—		104
Capital expenditures	(2,382)	—	(1,401)	(23)		(3,806)
Proceeds from disposal of property, plant and equipment	—	—	2	—		2
Investment in subsidiary	(4,159)	—	—	4,159		—

Net cash used in investing activities	(6,567)	—	(1,399)	4,136		(3,830)

Cash flows from financing activities:
Net payments on debt	—	—	(1,375)	—		(1,375)
Net proceeds from equity	—	—	4,194	(4,194	)—	—

Net cash provided by (used in) financing activities	—	—	2,819	(4,194)		(1,375)

Net (decrease) increase in cash and cash equivalents	(1,597)	—	246	(22)		(1,373)
Effect of exchange rate changes on cash	24	—	57	(63)		18
Cash and cash equivalents at beginning of period	24,472	—	107	539		25,118

Cash and cash equivalents at end of period	$22,899	$—	$410	$454		$23,763

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(11)	Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$5,222	$(8,183)	$(1,177)	$(28)	$(4,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,494	1,248	1,727	—	12,469
Amortization of deferred financing fees	1,013	—	—	—	1,013
Impairment of assets held for sale	—	10,281	—	—	10,281
Other adjustments	(856)	(5,279)	(481)	36	(6,580)
Loss applicable to minority interest	—	—	—	(71)	(71)
Changes in operating assets and liabilities	(1,404)	3,136	(445)	61	1,348

Net cash provided by (used in) operating activities	13,469	1,203	(376)	(2)	14,294

Cash flows from investing activities:
Capital expenditures	(5,382)	(1,654)	(1,073)	106	(8,003)
Proceeds from disposal of property, plant and equipment	9	451	—	(174)	286

Net cash used in investing activities	(5,373)	(1,203)	(1,073)	(68)	(7,717)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(325)	—	1,588	—	1,263

Net cash (used in) provided by financing activities	(325)	—	1,588	—	1,263

Net increase in cash and cash equivalents	7,771	—	139	(70)	7,840
Effect of exchange rate changes on cash	11	—	(20)	207	198
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$30,158	$14	$579	$368	$31,119

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)	Overview

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

During the second quarter of 2007, we concluded discussions with Deere & Company (“Deere”) and finalized a multi-year supply agreement.

Sales for the first six months of 2007 totaled $147.1 and were $8.2 million and 5.3% less than the $155.4 million reported for the same period of 2006. Following a strong first quarter of demand from our end markets for off-highway equipment used in agricultural, industrial and construction activities as well as the select on-highway applications, second quarter sales were down to both the Original Equipment Manufacturers (“OEMs”) and the service markets. While sales of fuel injection equipment to Deere and Daimler-Benz (“Daimler”) were relatively unchanged from the first half of 2006, lower sales of fuel pumps to General Engine Products (“GEP”) and General Motors (“GM”) were $2.1 million and $10.9 million less, respectively, in the first six months of 2007. Continued strength in demand for our fuel filtration products helped push sales of these products in the first half of 2007 $7.9 million higher than for the first half of 2006.

Operating income for the first six months of 2007 totaled $26.1 million, reflecting an increase of $11.6 million from the first six months of 2006. This $11.6 million increase in first half operating profit resulted primarily from the $10.0 million pension liability curtailment gain recorded in the first quarter. The additional $1.6 million of improvements in operating income were due primarily to lower SG&A costs in our U.S. operations. Although second quarter earnings in our Brescia, Italy location improved from the first quarter of 2007, further reorganization of this location will require additional restructuring activities in the third quarter of 2007.

Stanadyne’s liquidity remained strong in the second quarter of 2007, with cash on hand as of June 30, 2007 totaling $24.0 million, $1.1 million of restricted cash and $26.2 million of availability under the U.S.-based Revolving Credit Facility.

Basis of Presentation

The following table displays unaudited information for the periods shown. The three month and six month periods ended June 30, 2007 and 2006 include the results of Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

	Holdings
	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	$	%	$	%	$	%	$	%
Net sales	72,648	100.0	79,623	100.0	147,135	100.0	155,362	100.0
Cost of goods sold	54,803	75.4	60,949	76.5	111,350	75.7	119,445	76.9
Gross profit	17,845	24.6	18,674	23.5	35,785	24.3	35,917	23.1
SG&A	8,047	11.1	8,403	10.6	17,267	11.7	18,995	12.2
Amortization of intangibles	1,025	1.4	1,025	1.3	2,049	1.4	2,049	1.3
Management fees	187	0.3	187	0.2	375	0.2	375	0.2
Pension liability curtailment gain	—	—	—	—	(10,015)	(6.8)	—	—
Operating income	8,586	11.8	9,059	11.4	26,109	17.8	14,498	9.3
Income from continuing operations	1,049	1.4	1,164	1.5	7,393	5.0	142	0.1
Loss from discontinued operations	—	—	(6,142)	(7.7)	—	—	(7,322)	(4.7)
Net income (loss)	1,049	1.4	(4,978)	(6.3)	7,393	5.0	(7,180)	(4.6)

	Stanadyne
	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	$	%	$	%	$	%	$	%
Net sales	72,648	100.0	79,623	100.0	147,135	100.0	155,362	100.0
Cost of goods sold	54,803	75.4	60,949	76.5	111,350	75.7	119,445	76.9
Gross profit	17,845	24.6	18,674	23.5	35,785	24.3	35,917	23.1
SG&A	8,035	11.1	8,384	10.5	17,235	11.7	18,931	12.2
Amortization of intangibles	1,025	1.4	1,025	1.3	2,049	1.4	2,049	1.3
Management fees	187	0.3	187	0.2	375	0.2	375	0.2
Pension liability curtailment gain	—	—	—	—	(10,015)	(6.8)	—	—
Operating income	8,598	11.8	9,078	11.4	26,141	17.8	14,562	9.4
Income from continuing operations	2,740	3.8	2,680	3.4	10,734	7.3	3,156	2.0
Loss from discontinued operations	—	—	(6,142)	(7.7)	—	—	(7,322)	(4.7)
Net income (loss)	2,740	3.8	(3,462)	(4.3)	10,734	7.3	(4,166)	(2.7)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended June 30, 2007 for Holdings and Stanadyne

Compared to

The Three Months Ended June 30, 2006 for Holdings and Stanadyne

Net Sales. Net sales for the second quarter of 2007 totaled $72.6 million compared to $79.6 million in the second quarter of 2006, representing a decrease of $7.0 million or 8.8%. Sales were lower in both the OEM and service markets in the second quarter of 2007 when compared to the same period in 2006.

Sales to our OEM customers represented 59% of our second quarter 2007 revenues as compared to 61% of second quarter 2006 revenues, reflecting a decrease of $5.7 million or 11.8%. Lower OEM revenues were primarily due to less demand for our fuel injection equipment from Deere and Daimler. Sales to Deere in the second quarter of 2007 decreased by $3.0 million or 9.3% and included the impact of higher prices resulting from the renewal of the supply agreement. Demand for agriculture equipment remained strong, while demand for construction equipment was affected by declines in the housing market. Daimler reduced second quarter demand for our high pressure gasoline injection pumps by $1.0 million when compared to the second quarter of 2006. While demand for the direct injection gasoline engine option has been less than originally anticipated, Daimler has indicated plans to offer this fuel system in a broader range of vehicles. Second quarter OEM sales were also $0.9 million lower to GEP for fuel pumps used in the military HMMWV. The military shifted their purchases from higher quantities of the standard HMMWV to fewer of the more expensive, up-armored versions.

Sales to the service markets in the second quarter of 2007 decreased $1.3 million or 4.1% compared to the second quarter of 2006. As noted in the first quarter results, service demand in 2007 from GM for diesel fuel pumps continued to decline as expected as vehicles age and go out of service. GM also reduced its inventory of our service pumps during the first and second quarters of 2007, further reducing service sales. As a result, our second quarter 2007 sales to GM were approximately $5.6 million less than in the same period in 2006. Strength in the parts aftermarket in the second quarter of 2007 provided $2.3 million in higher sales as compared to the same period in 2006.

Sales by major product line in the second quarter of 2007 when compared to the same period a year ago reflected decreases in our fuel pump, fuel injector and Precision Components and Assembly (“PCA”) sales, partially offset by a $4.9 million increase in our fuel filtration business.

Gross Profit. Our gross profit totaled $17.8 million and 24.6% of net sales in the second quarter of 2007, as compared to $18.7 million and 23.5% of net sales in the second quarter of 2006. The 2007 second quarter gross profit decreased by $0.8 million due primarily to the impact of lower sales volumes noted above, partially offset by higher prices. Although negative gross profits in the Brescia, Italy plant were still $0.4 million less in the second quarter of 2007 as compared to the second quarter of 2006, considerable improvement was noted from the first quarter of 2007. Further progress in the reorganization of this location will require additional restructuring activities in the third quarter of 2007. Finally, depreciation expense in the second quarter of 2007 decreased by $0.1 million versus the second quarter of 2006.

Selling, General and Administrative Expenses (“SG&A”) in the second quarter of 2007 totaled $8.0 million or 11.1% of net sales as compared to $8.4 million or 10.6% of net sales for the same period of 2006. This $0.4 million reduction was due primarily to $0.3 million of lower labor and related fringe benefit costs and $0.1 million less of stock-based compensation expense recorded in the second quarter of 2007. An additional $0.1 million of R&D costs in the second quarter of 2007 and $0.1 million of start-up costs in China were offset by $0.2 million lower retiree health benefit costs.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.0 million in the second quarter of 2007 and was unchanged from the same period in 2006.

Operating Income. Our operating income in the second quarter of 2007 totaled $8.6 million and 11.8% of net sales as compared to the $9.0 million and 11.4% of net sales in the second quarter of 2006. This $0.4 million decrease in second quarter operating profit resulted from the $0.8 million lower gross profit partially offset by a $0.4 million reduction in SG&A costs.

Income from Continuing Operations. Income from continuing operations for Stanadyne in the second quarter of 2007 totaled $2.7 million and 3.8% of net sales versus income from continuing operations of $2.7 million and 3.4% of net sales reported for the same period in 2006. Lower operating income of $0.4 million in the second quarter of 2007 was offset by a $0.3 million lower interest expense on reduced debt levels and a $0.1 million reduction in income taxes.

Income from continuing operations for Holdings in the second quarter of 2007 totaled $1.0 million and was $1.7 million less than the net income reported for Stanadyne due to $2.3 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of additional income tax benefits. Income from continuing operations for Holdings in the second quarter of 2006 totaled $1.2 million and was $1.5 million less than the income from continuing operations reported for Stanadyne due to $2.0 million of additional interest expense on the Discount Notes, partially offset by $0.5 million of income tax benefits.

Loss from Discontinued Operations. Loss from discontinued operations in the second quarter of 2006, represented the loss from operations of the former Precision Engine segment, and totaled $6.1 million and included impairments of $10.3 million, consisting of a write-down of property, plant and equipment of $5.7 million, goodwill of $1.9 million and other identifiable intangibles of $2.7 million and a loss from discontinued operations of $0.3 million offset by an income tax benefit of $4.4 million.

The Six Months Ended June 30, 2007 for Holdings and Stanadyne

Compared to

The Six Months Ended June 30, 2006 for Holdings and Stanadyne

Net Sales. Net sales for the first six months of 2007 totaled $147.1 and were $8.2 million and 5.3% less than the $155.4 million reported for the first six months of 2006. Sales were lower in both the OEM and service markets.

Following a stronger first quarter, lower sales to OEM customers in the second quarter of 2007 resulted in a reduction of $3.3 million or 3.6% in first half OEM revenues when compared to the first half of 2006. Sales to our OEM customers represented 61% of our first half 2007 revenues as compared to 60% of first half 2006 revenues. Lower OEM revenues for the first six months of 2007 were primarily due to $2.1 million lower sales to GEP for our fuel injection equipment used in military HMMWV’s. First half sales to Deere and Daimler were relatively unchanged from the first half results in 2006.

Sales to the service markets for the first six months of 2007 decreased $4.9 million or 7.9% compared to the first six months of 2006. Service demand in 2007 from GM for diesel fuel pumps continued to decline as expected as vehicles age and go out of service. GM also reduced its inventory of our service pumps during the first and second quarters of 2007, further reducing service sales. As a result, our sales to GM in the first half of 2007 were $10.9 million less than for the same period in 2006. Higher demand from the service parts aftermarket added $3.9 million to the first six months sales in 2007 and helped offset the lower sales to GM.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales by major product line for the first six months of 2007 when compared to the same period a year ago reflected a $14.3 million reduction in sales of fuel pumps, primarily due to the lower service sales to GM, as well as decreases in our fuel injector and PCA sales. These reductions were partially offset by a $7.1 million increase in our fuel filtration business.

Gross Profit. Our gross profit totaled $35.8 million and 24.3% of net sales in the first six months of 2007, reflecting little change from the $35.9 million and 23.1% of net sales for the first six month of 2006. Although the 2007 gross profit was negatively impacted by lower sales volume, this was largely offset by improved pricing. Gross profit in our Stanadyne, SpA plant was $1.0 million less in the first half of 2007 when compared to the first half of 2006, with most of the difference traceable to the first quarter. Further progress in the reorganization of this location will require additional restructuring activities in the third quarter of 2007. Factory overhead costs in the U.S. operations were reduced to match lower sales volumes and helped to offset the lower earnings in the Italian operations. Finally, depreciation expense for the first six months of 2007 decreased by $0.2 million versus the same period of 2006.

Selling, General and Administrative Expenses (“SG&A”) in the first six months of 2007 for Stanadyne totaled $17.2 million and 11.7% of net sales, reflecting a decrease of $1.7 million from the $19.0 million and 12.2% of net sales reported for the same period of 2006. This $1.7 million decrease was due primarily to $1.8 million of severance benefits for the former CEO, $0.2 million of restructuring costs at our Windsor, Connecticut facility and $0.3 million higher stock-based compensation expense, all recorded in the first half of 2006, offset by $0.7 million of higher research and development costs and $0.1 million of start-up costs for our operation in China recorded in the first half of 2007. SG&A in the first six months of 2007 for Holdings was $0.1 million higher due to additional administrative costs associated with the holding company.

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

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.0 million through the first six months of 2007 and was unchanged from the same period in 2006.

Operating Income. Our operating income for the first six months of 2007 totaled $26.1 million and 17.8% of net sales, reflecting an increase of $11.6 million from the $14.5 million and 9.3% for the same period in 2006. This $11.6 million increase in first half operating profit resulted primarily from the $10.0 million pension liability curtailment gain and $1.7 million lower SG&A costs.

Income from Continuing Operations. Income from continuing operations for Stanadyne in the first six months of 2007 totaled $10.7 million or 7.3% of net sales, reflecting an increase of $7.5 million from the $3.2 million or 2.0% of net sales reported for the same period in 2006. This $7.5 million increase reflected the combined results of $11.5 million of higher operating income, which included the $10.0 million pension curtailment gain described previously, and $0.7 million lower interest expense on reduced debt levels, offset by $0.2 million increase in the minority interest in the income in our SAPL joint venture and $4.5 million in additional income taxes on higher earnings.

Income from continuing operations for Holdings in the first six months of 2007 totaled $7.4 million and was $3.3 million less than the amount reported for Stanadyne due to $4.5 million of additional interest expense on the Discount Notes, partially offset by $1.2 million of lower income taxes.

Loss from Discontinued Operations. Loss from discontinued operations for the first six months of 2006 as reflected in the accompanying condensed consolidated statements of operations, represented the loss from operations of the

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

former Precision Engine segment. Losses totaled $7.3 million and included impairments of $10.3 million, consisting of a write-down of property, plant and equipment of $5.7 million, goodwill of $1.9 million and other identifiable intangibles of $2.7 million and a loss from discontinued operations of $1.7 million offset by an income tax benefit of $4.7 million.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations, supplemented by a U.S.-based revolving credit facility under which $26.2 million was available for borrowing as of June 30, 2007. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

As of June 30, 2007, there were borrowings of $21.2 million under the Term Loans, no borrowings under the Revolving Credit Line, $5.3 million in foreign overdraft facilities and $0.7 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants. Cash on hand totaled $25.1 million on June 30, 2007 and included $1.1 million of restricted cash from the sale of the former Precision Engine segment.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings.

Cash Flows From Operating Activities. Stanadyne’s net cash flows from operating activities for the six months ended June 30, 2007 were $3.8 million as compared to $14.4 million for the first six months of 2006. Cash flows from operating activities before changes in asset and liability accounts reflected $1.0 million more cash in the first six months of 2007 than in the same period in 2006. Lower SG&A and interest costs in 2007 were partially offset by higher income taxes.

Changes in asset and liability accounts, primarily working capital accounts, required $11.5 million more cash in the first six months of 2007 versus the comparable period in 2006. Increases in accounts receivable in both years required $5.0 million less cash in the first six months of 2007 than the first six months of 2006. Lower sales in the first half of 2007 were partially offset by the accrued but unpaid Deere price increases that resulted from the finalization of the supply agreement. These amounts will be paid in the second half of 2007. Inventory reductions in the first six months of 2007 contrasted against the inventory build in the first half of 2006 resulted in a year over year cash savings of $4.2 million. These improvements in 2007 cash flows were offset by $1.9 million less cash from an income tax refund received in the first quarter of 2006 and $16.2 million additional cash for reductions in accounts payable and accrued liability balances. Lower accounts payable balances in the first half of 2007 compared to increasing accounts payable balances in the first half of 2007 resulting in $5.1 million year-over-year change in cash flows. Cash requirements for federal income taxes and pension plan contributions consumed $6.2 million more cash in the first six months of 2007 than the comparable period in 2006.

Cash flows from operating activities for Holdings for the six months ended June 30, 2007 were the same as the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities for the six months ended June 30, 2007 consumed $3.8 million in cash. Capital expenditures for the first half of 2007 totaled $3.8 million compared to $8.0 million for the same period in 2006. Capital expenditures in 2007 reflected amounts applied to increased capacity, cost reduction, quality enhancements, safety and ergonomics improvements and general maintenance projects, as well as approximately $0.7 million for manufacturing equipment in the new Changshu, China location. Capital expenditures in 2006 included $2.0 million expended in the former Precision Engine segment.

Cash Flows From Financing Activities. Cash flows from financing activities for the Company in the first half of 2007 consumed cash of $1.4 million compared to an increase in cash of $1.9 million for the Company and an increase in cash of $1.3 million for Stanadyne for the same period of 2006. The difference in cash flows for 2006 between the Company and Stanadyne of $0.6 million was due the proceeds from exercised employee stock options and the sale of common stock.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

There were no cash flows from financing activities in our U.S.-based operations during the first six months of 2007. Remaining balances under the Term Loan are not due until 2010. There were no borrowings under the U.S.-based Revolving Credit Line as of June 30, 2007 and 2006, which after reductions for outstanding letters of credit, provided available liquidity of $26.2 million and $27.5 million at each date, respectively.

Cash flows from financing activities in our foreign operations in the first six months of 2007 included a reduction in overdraft borrowings of $1.0 million at SpA as well as payments of capital lease obligations totaling $0.1 million this year. Cash flows from financing activities in SAPL reflected a net reduction of $0.2 million in outstanding indebtedness, reflecting a scheduled installment against the term loan facility.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased to $72.9 million at December 31, 2006 from $66.8 million at December 31, 2005. Solid investment performance in 2006 coupled with a 25 basis point increase in the discount rate were not sufficient to offset the growth in the unfunded pension obligation due to period interest and service costs. The Qualified Plan unfunded benefit obligation increased to $30.0 million at December 31, 2006 from $26.9 million at December 31, 2005. The Company’s minimum required contribution in 2007 is $6.5 million. The first installment of $1.7 million was made in the second quarter of 2007, with the balance expected to be paid in September 2007. This amount is subject to change as a result of amendments to the pension plan described below.

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

The effect of the Pension Plan freeze resulted in curtailment gain of $10.0 million for the Pension Plan. This one-time curtailment gain resulted from the reduction in the plans’ projected benefit obligations (“PBO”) due to the freeze of $9.4 million and unrecognized prior service costs of $0.6 million.

(2)	New Accounting Pronouncements

In July 2006, FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, classification, interest and penalties in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, effective January 1, 2007, resulted in a reduction of recorded tax contingencies and an increase to retained earnings of approximately $627.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first six months of 2007 by $0.09 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on June 29, 2007 was approximately $168.6 million. The fair value of Holdings’ Discount Notes based on bid prices at June 29, 2007 was $82.6 million.

Foreign Currency Risk. The Company has subsidiaries in China and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. The impact of foreign currency exchange was immaterial to continuing operations for the six months ended June 30, 2007 and 2006. The Company does not hedge against foreign currency risk.

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

On June 15, 2007, Holdings issued 12,500 shares of Holdings Common Stock for $0.47 per share to a retired employee upon exercise of options. On April 16, 2007, Holdings granted one employee options to purchase 250,000 shares of Holdings Common Stock at an exercise price of $0.95 per share. On June 1, 2007, Holdings granted seven employees options to purchase 380,000 shares of Holdings Common Stock at an exercise price of $0.85 per share. The options granted vest ratably annually over a four-year period from the date of grant are subject to the achievement of various performance benchmarks and expire ten years from the date of grant. Holdings issued such shares and granted such options in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offers and sales involved a limited number of employees; (2) the employees have access to information regarding Holdings and Stanadyne; (3) the employees represented that they (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) were able to bear the economic risk of an investment in Holdings; (c) acquired the shares for their own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares and options.

ITEM 6:	EXHIBITS

10.11	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the filed copy.)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: August 14, 2007	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 14, 2007	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

10.11	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the filed copy.)

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002