Form 10-Q
period 2007-09-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2007-11-14
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Stanadyne Holdings, Inc.        Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Stanadyne Corporation            Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes ☐	No ☒
Stanadyne Corporation	Yes ☐	No ☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of October 31, 2007 was:

Stanadyne Holdings, Inc.	106,140,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,862	$25,394
Restricted cash	—	975
Accounts receivable, net of allowance for uncollectible accounts of $291 as of September 30, 2007 and $288 at December 31, 2006	45,238	40,804
Inventories, net	30,900	34,575
Prepaid expenses and other assets	1,949	1,587
Deferred income taxes	7,763	5,078

Total current assets	106,712	108,413
Property, plant and equipment, net	91,459	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	89,757	94,430

Total assets	$432,503	$445,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,074	$22,406
Accrued liabilities	30,918	42,297
Current maturities of long-term debt	7,177	6,673
Current portion of capital lease obligations	272	299

Total current liabilities	59,441	71,675
Long-term debt, excluding current maturities	261,854	255,330
Deferred income taxes	28,955	27,965
Capital lease obligations, excluding current portion	274	454
Other non current liabilities	31,998	46,742

Total liabilities	382,522	402,166

Minority interest in consolidated subsidiary	128	—
Commitments and Contingencies
Stockholders’ equity:
Common stock	1,064	1,064
Additional paid-in capital	53,973	53,661
Other accumulated comprehensive income	1,154	589
Accumulated deficit	(6,191)	(11,798)
Treasury stock, at cost	(147)	(147)

Total stockholders’ equity	49,853	43,369

Total liabilities and stockholders’ equity	$432,503	$445,535

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net sales	$69,372	$73,237
Cost of goods sold	54,778	58,394

Gross profit	14,594	14,843
Selling, general and administrative expenses	9,345	9,670
Amortization of intangible assets	890	1,024
Management fees	187	188

Operating income	4,172	3,961
Other expenses:
Interest expense	(7,192)	(7,166)

Loss from continuing operations before income taxes and minority interest	(3,020)	(3,205)
Income tax benefit	(558)	(670)

Loss from continuing operations before minority interest	(2,462)	(2,535)
Minority interest in loss of consolidated subsidiary	50	—

Loss from continuing operations	(2,412)	(2,535)
Income from discontinued operations, net of income tax expense of $261 in 2006	—	327

Net loss	$(2,412)	$(2,208)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net sales	$216,507	$228,599
Cost of goods sold	166,128	177,839

Gross profit	50,379	50,760
Selling, general and administrative expenses	26,612	28,665
Amortization of intangible assets	2,938	3,073
Management fees	563	563
Pension plan curtailment gain	(10,015)	—

Operating income	30,281	18,459
Other expenses:
Interest expense	(21,269)	(21,464)

Income (loss) from continuing operations before income taxes and minority interest	9,012	(3,005)
Income tax expense (benefit)	3,903	(541)

Income (loss) from continuing operations before minority interest	5,109	(2,464)
Minority interest in (income) loss of consolidated subsidiary	(128)	71

Income (loss) from continuing operations	4,981	(2,393)
Loss from discontinued operations, net of income tax benefit of $4,423 in 2006	—	(6,995)

Net income (loss)	$4,981	$(9,388)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$4,981	$(9,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,363	17,979
Amortization of debt discount and deferred financing fees	8,425	7,685
Loss on sale of discontinued operations	—	8,681
Stock-based compensation expense	291	671
Deferred income tax benefit	(1,703)	(8,770)
Income (loss) applicable to minority interest	128	(71)
Loss on disposal of property, plant and equipment	948	536
Pension plan curtailment gain	(10,015)	—
Changes in operating assets and liabilities	(18,775)	(2,191)

Net cash provided by operating activities	643	15,132

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	104	24,000
Decrease (increase) in restricted cash	975	(1,406)
Capital expenditures	(6,201)	(11,175)
Proceeds from disposal of property, plant and equipment	27	289

Net cash (used in) provided by investing activities	(5,095)	11,708

Cash flows from financing activities:
Payments on foreign term loan	(247)	(29)
Net proceeds on foreign overdraft facilities	338	2,561
Principal payments on long-term debt	—	(22,988)
Payments of capital lease obligations	(225)	(204)
Proceeds from exercise of stock options	20	242
Purchase of treasury stock	—	(28)
Proceeds from the sale of common stock	—	376

Net cash used in financing activities	(114)	(20,070)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(4,566)	6,770
Effect of exchange rate changes on cash	34	59
Cash and cash equivalents at beginning of period	25,394	23,081

Cash and cash equivalents at end of period	$20,862	$29,910

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,555	$25,118
Restricted cash	—	975
Accounts receivable, net of allowance for uncollectible accounts of $291 as of September 30, 2007 and $288 December 31, 2006	45,238	40,804
Inventories, net	30,900	34,575
Prepaid expenses and other assets	1,949	1,576
Deferred income taxes	7,763	5,078

Total current assets	106,405	108,126
Property, plant and equipment, net	91,459	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	88,046	92,545

Total assets	$430,485	$443,363

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$21,074	$22,406
Accrued liabilities	30,912	42,288
Current maturities of long-term debt	7,177	6,673
Current portion of capital lease obligations	272	299

Total current liabilities	59,435	71,666
Long-term debt, excluding current maturities	181,430	181,638
Deferred income taxes	35,592	32,744
Capital lease obligations, excluding current portion	274	454
Other noncurrent liabilities	31,998	46,742
Due to Stanadyne Holdings, Inc.	1,148	891

Total liabilities	309,877	334,135

Minority interest in consolidated subsidiary	128	—
Commitments and Contingencies
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	1,154	589
Retained earnings	14,326	3,639

Total stockholder’s equity	120,480	109,228

Total liabilities and stockholder’s equity	$430,485	$443,363

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net sales	$69,372	$73,237
Cost of goods sold	54,778	58,394

Gross profit	14,594	14,843
Selling, general and administrative expenses	9,335	9,651
Amortization of intangible assets	890	1,024
Management fees	187	188

Operating income	4,182	3,980
Other expenses:
Interest expense Interest, net	(4,828)	(5,054)

Loss from continuing operations before income taxes and minority interest	(646)	(1,074)
Income tax expense (benefit)	78	(346)

Loss from continuing operations before minority interest	(724)	(728)
Minority interest in loss of consolidated subsidiary	50	—

Loss from continuing operations	(674)	(728)
Income from discontinued operations, net of income tax benefit of $261 in 2006	—	327

Net loss	$(674)	$(401)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net sales	$216,507	$228,599
Cost of goods sold	166,128	177,839

Gross profit	50,379	50,760
Selling, general and administrative expenses	26,570	28,582
Amortization of intangible assets	2,938	3,073
Management fees	563	563
Pension plan curtailment gain	(10,015)	—

Operating income	30,323	18,542
Other expenses:
Interest expense	(14,374)	(15,307)

Income from continuing operations before income taxes and minority interest	15,949	3,235
Income tax expense	5,761	878

Income from continuing operations before minority interest	10,188	2,357
Minority interest in (income) loss of consolidated subsidiary	(128)	71

Income from continuing operations	10,060	2,428
Loss from discontinued operations, net of income tax benefit of $4,423 in 2006	—	(6,995)

Net income (loss)	$10,060	$(4,567)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$10,060	$(4,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,363	17,979
Amortization of deferred financing fees	1,519	1,519
Loss on sale of discontinued operations	—	8,681
Stock-based compensation expense	291	671
Deferred income tax expense (benefit)	155	(7,147)
Income (loss) applicable to minority interest	128	(71)
Loss on disposal of property, plant and equipment	948	536
Pension plan curtailment gain	(10,015)	—
Changes in operating assets and liabilities	(18,817)	(2,204)

Net cash provided by operating activities	632	15,397

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	104	24,000
Decrease (increase) in restricted cash	975	(1,406)
Capital expenditures	(6,201)	(11,175)
Proceeds from disposal of property, plant and equipment	27	289

Net cash (used in) provided by investing activities	(5,095)	11,708

Cash flows from financing activities:
Payments on foreign term loan	(247)	(29)
Net proceeds on foreign overdraft facilities	338	2,561
Principal payments on long-term debt	—	(22,988)
Payments of capital lease obligations	(225)	(204)

Net cash used in financing activities	(134)	(20,660)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(4,597)	6,445
Effect of exchange rate changes on cash	34	59
Cash and cash equivalents at beginning of period	25,118	23,081

Cash and cash equivalents at end of period	$20,555	$29,585

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SAHC, Stanadyne, PEPC, Stanadyne, SpA (“SpA”), Stanadyne Changshu Corporation (“SCC”) and Precision Engine Products LTDA (“PEPL”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and all of Stanadyne’s wholly-owned subsidiaries: PEPC, SpA, SCC and PEPL. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation. Results of operations related to PEPC, including PEPL, are presented as discontinued operations for all periods presented herein.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about our stock option plan for the three and nine month periods ended September 30, 2007:

	Three Months Ended September 30, 2007
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
July 1, 2007	14,115,000	$0.50	3,201,250	$0.47
Exercised	(30,000)	0.47	(30,000)	0.47
Cancelled	(325,000)	0.62	—	—

September 30, 2007	13,760,000	$0.50	3,171,250	$0.47

	Nine Months Ended September 30, 2007
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2007	13,865,000	$0.48	3,226,250	$0.47
Exercised	(42,500)	0.47	(42,500)	0.47
Cancelled	(692,500)	0.63	(12,500)	0.47
Granted	630,000	0.89	—	—

September 30, 2007	13,760,000	$0.50	3,171,250	$0.47

*	Represents per share price.

During the third quarter of 2007, two retired employees exercised 30,000 vested stock options resulting in proceeds to the Company of $14. Also during the third quarter of 2007, three employees left the Company resulting in the cancellation of 325,000 unvested stock options. No options were granted in the third quarter of 2007.

During the second quarter of 2007, one retired employee exercised 12,500 vested stock options resulting in proceeds to the Company of $6 and another retired employee chose not to exercise 12,500 vested options that subsequently expired. Also during the second quarter of 2007, one employee left the Company resulting in the cancellation of 60,000 unvested stock options. On April 16, 2007, one employee received 250,000 stock options with an exercise price of $0.95 per share, and on June 1, 2007, an additional 380,000 stock options with an exercise price of $0.85 per share were issued to a total of seven employees.

During the first quarter of 2007, two employees left the Company resulting in the cancellation of 295,000 unvested stock options. No options were granted in the first quarter of 2007.

As of September 30, 2007, there was $308 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2007 for the stock options awarded through September 30, 2007 is expected to be $393.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company does not believe SFAS 157 will have a material impact on its consolidated results.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plan and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of its defined benefit postretirement plan in which the changes occur as a component of accumulated other comprehensive income (loss). SFAS 158 is effective for the Company as of December 31, 2007. The Company is currently evaluating the impact that the adoption of SFAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its consolidated results.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Inventories

Components of inventories are as follows:

	As of September 30, 2007	As of December 31, 2006
Raw materials and purchased parts	$15,680	$15,543
Work-in-process	10,267	13,823
Finished goods	4,953	5,209

	$30,900	$34,575

(3)	Intangible and Other Assets

Major components of intangible and other assets at September 30, 2007 and December 31, 2006 are listed below:

Holdings:	As of September 30, 2007		As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	7,922	24,300	6,140
Customer contracts	15,252	4,809	15,252	3,665
Debt issuance costs	18,447	7,033	18,447	5,339
Other	475	53	516	41

	$109,574	$19,817	$109,615	$15,185

Stanadyne:	As of September 30, 2007		As of December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	7,922	24,300	6,140
Customer contracts	15,252	4,809	15,252	3,665
Debt issuance costs	16,091	6,388	16,091	4,868
Other	475	53	516	41

	$107,218	$19,172	$107,259	$14,714

Amortization expense of intangible assets for the Company, exclusive of debt issuance costs, was $890 for the three months ended September 30, 2007 and $1,024 for the three months ended September 30, 2006. Amortization expense of intangibles for the Company, exclusive of debt issuance costs, was $2,938 for the nine months ended September 30, 2007 and $3,073 for the nine months ended September 30, 2006. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,761 in 2007, $3,264 in 2008, $3,249 in 2009, $3,160 in 2010 and $2,944 in 2011.

Amortization of debt discount and debt issuance costs for Holdings of $2,875 and $2,621 for the three months ended September 30, 2007 and 2006, respectively, and $8,426 and $7,685 for the nine months ended September 30, 2007 and 2006, respectively, is included as interest expense in the accompanying condensed consolidated statements of operations of Holdings. Amortization of debt issuance costs for Stanadyne of $506 for the three months ended September 30, 2007 and 2006, and $1,520 for the nine months ended September 30, 2007 and 2006 is included as interest expense in the accompanying condensed consolidated statements of operations of Stanadyne.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Revolving credit lines	$—	$—	$—	$—
Term loan	21,200	21,200	21,200	21,200
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	80,424	73,692	—	—
SAPL debt	1,260	1,186	1,260	1,186
SpA debt	6,147	5,925	6,147	5,925

Long-term debt	269,031	262,003	188,607	188,311
Less current maturities of long-term debt	7,177	6,673	7,177	6,673

Long-term debt, excluding current maturities	$261,854	$255,330	$181,430	$181,638

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance

Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension cost (income) cost for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$—	$777	$722	$2,329
Interest cost	1,399	1,279	4,195	3,837
Expected return on plan assets	(1,518)	(1,273)	(4,559)	(3,820)
Amortization of prior service costs	(1)	(15)	(28)	(44)
Recognized net actuarial loss	10	27	30	81
Curtailment gain	—	—	(10,015)	—

Net periodic pension cost (income) cost	$(110)	$795	$(9,655)	$2,383

The Company funds the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations, which typically vary from year to year.

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

The 401(k) plan expense representing the Company’s cost for matching contributions totaled $0.4 million and less than $0.1 million for the three months ended September 30, 2007 and 2006 respectively and $1.0 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$44	$54	$128	$162
Interest cost	103	105	325	317
Recognized net actuarial income	(66)	(5)	(210)	(14)

Net periodic postretirement benefit (income) cost	$81	$154	$243	$465

(6)	Income Taxes

Holdings had effective income tax rates of 18.5% and 43.3% for the three and nine months ended September 30, 2007 compared to 20.9% and 18.0% for the three and nine months ended September 30, 2006. Holdings’ tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeds the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had effective income tax rates of (12.1%) and 36.1% for the three and nine months ended September 30, 2007, compared to 32.2% and 27.1% for the three and nine months ended September 30, 2006.

The Company applies the estimated annual tax rate to the year to date earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual pre-tax income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

The effective tax rate on the pre-tax loss from discontinued operations was 38.7% for the nine months ended September 30, 2006. The Company had no income or loss from discontinued operations for the first nine months of 2007.

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

The Company presented restricted cash as a current asset on its condensed consolidated balance sheets and as an investing activity on its condensed consolidated statements of cash flows. This cash represented net proceeds from the sale of PEPC assets, and its use was limited by the terms of the Company’s term loan agreement. Restricted cash was used to pay expenses directly related to the sale and related income taxes.

The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of SAHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne and American Industrial Partners Capital Fund II, L.P. for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warranty liability, beginning of period	$4,446	$5,385	$5,667	$4,935
Warranty expense based on products sold	279	276	710	1,082
Warranty claims paid	(1,195)	(226)	(2,847)	(582)

Warranty liability, end of period	$3,530	$5,435	$3,530	$5,435

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(2,412)	$(2,208)	$4,981	$(9,388)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	206	(70)	565	893

Comprehensive (loss) income	$(2,206)	$(2,278)	$5,546	$(8,495)

	Stanadyne
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(674)	$(401)	$10,060	$(4,567)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	206	(70)	565	893

Comprehensive (loss) income	$(468)	$(471)	$10,625	$(3,674)

(9)	Segments

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

On July 31, 2006, Stanadyne concluded the sale of certain assets and liabilities of PEPC to Defiance, Inc., according to the terms of the Purchase Agreement entered into on June 30, 2006. Gross proceeds from the sale totaled $25.3 million in cash, including $0.4 million due to a working capital adjustment based on the July 31, 2006 account balances. Gross proceeds were reduced by transaction costs of $0.8 million for net proceeds of $24.5 million of which $23.5 million was applied to a repayment of the Term Loans. The terms of the Purchase Agreement include a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. Any proceeds related to the earn-out will be recorded as income when earned.

For the nine months ended September 30, 2006, loss from discontinued operations of $7.0 million represented the loss from the discontinued operations of PEPC of $2.7 million and the loss on disposal related to the sale of discontinued operations of $8.7 million, net of related income tax benefit of $4.4 million. The loss did not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and are included in continuing operations. Revenues of the discontinued operations for the nine months ended September 30, 2006 were $34.2 million. For the nine months ended September 30, 2007, there were no activities related to the discontinued operations.

(11)	Reorganization

In the third quarter of 2007, Precision Products reorganized the U.S. salaried workforce to improve efficiencies. This reorganization resulted in the elimination of 31 salaried positions. In connection with the reorganization, the Company recorded a charge to selling, general and administrative expenses of $0.7 million related to termination benefits. As of September 30, 2007, $0.1 million was paid with the remainder to be paid by March 31, 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

As part of the third quarter 2007 reorganization activities, we recognized $0.9 million of additional depreciation expense related to a change in the estimated useful lives of machinery and equipment in our U.S. and Italy-based operations. This amount was included as a component of cost of sales.

In the third quarter of 2006, Precision Products reorganized the U.S. salaried workforce to improve efficiencies resulting in the elimination of 61 salaried positions. In connection with the reorganization, the Company recorded a charge of $1.4 million related to termination benefits which was reflected as a component of selling, general and administrative expenses for the three and nine months ended September 30, 2006. As of March 31, 2007, all of these amounts had been paid. In October 2006, Precision Products extended the reorganization to its foreign operations resulting in the termination of two management employees in its Italian subsidiary, Stanadyne, SpA. The termination costs were approximately $1.2 million and were recorded as selling, general and administrative expenses and paid in the fourth quarter of 2006.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet September 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor		Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$19,284	$—		$518	$753		$20,555
Accounts receivable, net	39,102	—		6,136	—		45,238
Inventories, net	25,770	—		5,344	(214	) (a)	30,900
Other current assets	6,324	—		3,334	54		9,712

Total current assets	90,480	—		15,332	593		106,405
Property, plant and equipment, net	69,286	—		22,173	—		91,459
Intangible and other assets, net	226,711	—		5,910	—		232,621
Investment in subsidiaries	16,714	—		—	(16,714	) (b)	—

Total assets	$403,191	$—		$43,415	$(16,121)		$430,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,926	$—	(d)	$7,240	$(180)		$51,986
Current maturities of long-term debt and capital lease obligations	—	—		7,449	—		7,449

Total current liabilities	44,926	—		14,689	(180)		59,435

Long-term debt and capital lease obligations	181,200	—		504	—		181,704
Other non-current liabilities	58,823	—	(d)	8,767	—		67,590
Minority interest in consolidated subsidiary	—	—		—	128		128
Intercompany accounts	(261)	—		232	1,177		1,148	(c)
Stockholders’ equity	118,503	—		19,223	(17,246	) (b)	120,480

Total liabilities and stockholders’ equity	$403,191	$—		$43,415	$(16,121)		$430,485

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.
(d)	Certain liabilities retained by the Subsidiary Guarantor, following the sale of that business, are included with the accounts reflected for Stanadyne Corporation Parent.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended September 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$64,605	$—	$6,804	$(2,037	) (a)	$69,372
Cost of goods sold	47,508	—	9,581	(2,311	) (a)	54,778

Gross profit (loss)	17,097	—	(2,777)	274		14,594
Selling, general, administrative and other operating expenses	9,708	—	704	—		10,412

Operating income (loss)	7,389	—	(3,481)	274		4,182
Interest expense	(4,727)	—	(101)	—		(4,828)

Income (loss) from operations before income tax expense (benefit) and minority interest	2,662	—	(3,582)	274		(646)
Income tax expense (benefit)	1,600	—	(1,522)	—		78

Income (loss) from operations before minority interest	1,062	—	(2,060)	274		(724)
Minority interest in loss of consolidated subsidiary	—	—	—	50		50

Net income (loss)	$1,062	$—	$(2,060)	$324		$(674)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended September 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$68,866	$—	$7,094	$(2,723	) (a)	$73,237
Cost of goods sold	53,618	—	7,591	(2,815	) (a)	58,394

Gross profit (loss)	15,248	—	(497)	92		14,843
Selling, general, administrative and other operating expenses	10,310	—	553	—		10,863

Operating income (loss)	4,938	—	(1,050)	92		3,980
Interest expense	(4,986)	—	(68)	—		(5,054)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	(48)	—	(1,118)	92		(1,074)
Income tax expense (benefit)	(155)	—	(211)	20		(346)

Income (loss) from continuing operations	107	—	(907)	72		(728)
Income (loss) from discontinued operations	—	52	343	(68)		327

Net income (loss)	$107	$52	$(564)	$4		$(401)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Nine Months Ended September 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$202,443	$—	$21,368	$(7,304	) (a)	$216,507
Cost of goods sold	148,514	—	25,206	(7,592	) (a)	166,128

Gross profit (loss)	53,926	—	(3,838)	288		50,379
Selling, general, administrative and other operating expenses	18,215	—	1,841	—		20,056

Operating income (loss)	35,714	—	(5,676)	288		30,323
Interest expense	(14,123)	—	(251)	—		(14,374)

Income (loss) from operations before income tax expense (benefit) and minority interest	21,591	—	(5,927)	288		15,949
Income tax expense (benefit)	8,302	—	(2,541)	—		5,761

Income (loss) from operations before minority interest	13,289	—	(3,386)	288		10,188
Minority interest in income of consolidated subsidiary	—	—	—	(128)		(128)

Net income (loss)	$13,289	$—	$(3,386)	$160		$10,060

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Nine Months Ended September 30, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$215,236	$—	$20,284	$(6,921	) (a)	$228,599
Cost of goods sold	163,306	—	21,361	(6,828	) (a)	177,839

Gross profit (loss)	51,930	—	(1,077)	(93)		50,760
Selling, general, administrative and other operating expenses	30,628	—	1,590	—		32,218

Operating income (loss)	21,302	—	(2,667)	(93)		18,542
Interest expense	(15,147)	—	(160)	—		(15,307)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	6,155	—	(2,827)	(93)		3,235
Income tax expense (benefit)	1,332	—	(454)	—		878

Income (loss) from continuing operations before minority interest	4,823	—	(2,373)	(93)		2,357
Minority interest in loss of consolidated subsidiary	—	—	—	71		71

Income (loss) from continuing operations	4,823	—	(2,373)	(22)		2,428
(Loss) income from discontinued operations	—	(7,625)	632	(2)		(6,995)

Net income (loss)	$4,823	$(7,625)	$(1,741)	$(24)		$(4,567)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(12)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Nine Months Ended September 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$13,286	$—	$(3,386)	$160	$10,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,633	—	2,730	—	16,363
Amortization of debt discount and deferred financing fees	1,519	—	—	—	1,519
Loss on disposal of property, plant and equipment	700	—	248	—	948
Stock-based compensation expense	291	—	—	—	291
Pension plan curtailment gain	(10,015)	—	—	—	(10,015)
Deferred tax expense (benefit)	2,892	—	(2,737)	—	155
Income applicable to minority interest	—	—	—	128	128
Changes in operating assets and liabilities	(19,594)	—	733	44	(18,817)

Net cash provided by (used in) operating activities	2,712	—	(2,412)	332	632

Cash flows from investing activities:
Capital expenditures	(3,472)	—	(2,706)	(23)	(6,201)
Change in restricted cash	975	—	—	—	975
Net proceeds from disposal of property, plant and equipment	—	—	27	—	27
Proceeds from sale of net assets	104	—	—	—	104
Investment in subsidiary	(5,541)	—	5,575	(34)	—

Net cash (used in) provided by investing activities	(7,934)	—	2,896	(57)	(5,095)

Cash flows from financing activities:
Net payments in debt	—	—	(134)	—	(134)

Net cash used in financing activities	—	—	(134)	—	(134)

Net (decrease) increase in cash and cash equivalents	(5,222)	—	350	275	(4,597)
Effect of exchange rate changes on cash	35	—	61	(62)	34
Cash and cash equivalents at beginning of period	24,471	—	107	540	25,118

Cash and cash equivalents at end of period	$19,284	$—	$518	$753	$20,555

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

On July 31, 2006, Stanadyne concluded the sale of certain assets and liabilities of Precision Engine Products Corp. (“PEPC” or “Precision Engine”) to Defiance, Inc., a part of GenTek, Inc. The sale included the U.S.-based assets of PEPC, certain acquired liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda. We no longer report segment information since, subsequent to the sale of Precision Engine, we operate only the Precision Products business. The results of operations for Precision Engine are classified as discontinued operations for three and nine months ending September 30, 2006.

Sales for the first nine months of 2007 totaled $216.5 and were $12.1 million and 5.3% less than the $228.6 million reported for the first nine months of 2006. As was the case in the second quarter of 2007, third quarter sales were down to both the Original Equipment Manufacturers (“OEMs”) and the service markets. OEM demand from Deere and Company (“Deere”), Daimler-Benz (“Daimler”) and General Engine Products (“GEP”) was $5.9 million less through the first nine months of this year when compared to the same period in 2006. Service sales in 2007 were also $6.2 million less for the first nine months of 2007, but $15.9 million of lower demand from General Motors (“GM”) was partially offset by strength in our fuel filtration business.

Despite the downward earnings pressure from lower sales volumes, our operating income for the first nine months of 2007 totaled $30.3 million, reflecting an increase of $11.8 million from the first nine months of 2006. This increase in operating profit resulted primarily from the $10.0 million pension liability curtailment gain recorded in the first quarter. An additional $1.8 million of improvements in 2007 operating income was due primarily to a more profitable sales mix as well as cost reduction measures taken in all of our locations including:

•	Reorganization of our U.S. factory overhead resulting in a reduction of 92 salaried positions since September, 2006;

•	Outsourcing of our in-house aluminum die casting operation targeted to improve quality, reduce cost and avoid future capital investment;

•	Consolidation of our Windsor, Connecticut operations from three buildings to two;

•	Consolidation of our European based operations.

Gross profit in our Stanadyne, SpA business was $3.4 million less in the first nine months of 2007 when compared to the same period in 2006. These results included a non-cash charge of $2.1 million taken in the third quarter of 2007 to recognize excess inventory and additional depreciation expense on surplus equipment resulting from the redesign of factory operations. Further progress in the reorganization of this location will require additional changes targeted to further reduce workforce in the fourth quarter of 2007.

Cash flows from operations in 2007 have included additional amounts for cash pension contributions, income taxes and product warranty costs while overall liquidity remains strong, with cash on hand as of September 30, 2007 totaling $20.9 million and availability under the U.S.-based Revolving Credit Facility totaling $26.2 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the periods shown. The three month and nine month periods ended September 30, 2007 and 2006 include the results of Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	$	%	$	%	$	%	$	%
Net sales	69,372	100.0	73,237	100.0	216,507	100.0	228,599	100.0
Cost of goods sold	54,778	78.9	58,394	79.7	166,128	76.7	177,839	77.8
Gross profit	14,594	21.1	14,843	20.3	50,379	23.3	50,760	22.2
SG&A	9,345	13.5	9,670	13.2	26,612	12.3	28,665	12.5
Amortization of intangibles	890	1.3	1,024	1.4	2,938	1.3	3,073	1.3
Management fees	187	0.3	188	0.3	563	0.3	563	0.3
Pension plan curtailment gain	—	—	—	—	(10,015)	(4.6)	—	—
Operating income	4,172	6.0	3,961	5.4	30,281	14.0	18,459	8.1
(Loss) income from continuing operations	(2,412)	(3.5)	(2,535)	(3.5)	4,981	2.3	(2,393)	(1.1)
Income (loss) from discontinued operations	—	—	327	0.4	—	—	(6,995)	(3.0)
Net (loss) income	(2,412)	(3.5)	(2,208)	(3.0)	4,981	2.3	(9,388)	(4.1)

	Stanadyne
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	$	%	$	%	$	%	$	%
Net sales	69,372	100.0	73,237	100.0	216,507	100.0	228,599	100.0
Cost of goods sold	54,778	78.9	58,394	79.7	166,128	76.7	177,839	77.8
Gross profit	14,594	21.1	14,843	20.3	50,379	23.3	50,760	22.2
SG&A	9,335	13.5	9,651	13.2	26,570	12.3	28,582	12.5
Amortization of intangibles	890	1.3	1,024	1.4	2,938	1.3	3,073	1.3
Management fees	187	0.3	188	0.3	563	0.3	563	0.2
Pension plan curtailment gain	—	—	—	—	(10,015)	(4.6)	—	—
Operating income	4,182	6.0	3,980	5.4	30,323	14.0	18,542	8.1
(Loss) income from continuing operations	(674)	(1.0)	(728)	(1.0)	10,060	4.7	2,428	1.1
Income (loss) from discontinued operations	—	—	327	0.4	—	—	(6,995)	(3.1)
Net (loss) income	(674)	(1.0)	(401)	(0.5)	10,060	4.7	(4,567)	(2.0)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended September 30, 2007 for Holdings and Stanadyne

Compared to

The Three Months Ended September 30, 2006 for Holdings and Stanadyne

Net Sales. Net sales for the third quarter of 2007 totaled $69.4 million and were $3.9 million or 5.3% less than sales of $73.2 million in the third quarter of 2006. Sales were lower in both the OEM and service markets in the third quarter of 2007 when compared to the same period in 2006.

Sales to our OEM customers were $2.6 million less in the third quarter of 2007 when compared to the same period of 2006. OEM sales represented approximately 58% of total third quarter sales in both 2007 and 2006. Lower OEM revenues were primarily due to less demand for our fuel injection equipment from Deere and Daimler. Sales of certain fuel injection equipment to Deere decreased by $2.0 million in the third quarter of 2007. Deere reduced orders for these components during the third quarter of 2007. Demand from Daimler for our high pressure gasoline injection pump was $1.1 million less in the third quarter of 2007 when compared to the third quarter of 2006. While demand for the direct injection gasoline engine option has been less than originally anticipated, Daimler has indicated plans to offer this fuel system in a broader range of vehicles at some point in the future.

Sales to the service markets in the third quarter of 2007 decreased $1.3 million or 4.1% compared to the third quarter of 2006. Demand in 2007 from GM for diesel fuel pumps continued to decline as vehicles age and go out of service. GM also reduced its inventory of our service pumps during the first nine months of 2007, further reducing service sales. As a result, our third quarter 2007 sales to GM were approximately $5.0 million less than in the same period in 2006. Added demand in the third quarter of 2007 for diesel fuel filters and additives provided $4.2 million in higher sales as compared to the same period in 2006.

Sales by major product line in the third quarter of 2007 showed decreases in our fuel pump and fuel injector business, partially offset by a $4.1 million increase in our fuel filtration and Precision Components and Assembly (“PCA”) business.

Gross Profit. Gross profit totaled $14.6 million and 21.1% of net sales in the third quarter of 2007, compared to the $14.8 million and 20.3% of net sales in the third quarter of 2006. Despite lower sales volumes, a more profitable mix of products sold provided an additional $1.3 million of added gross profit in the third quarter of 2007 when compared to the same period of 2006. Factory overhead costs in the U.S. operations were $1.6 million lower in the third quarter of 2007 reflecting the savings from ongoing organizational restructuring and staff reductions begun last year targeted to improve efficiencies and reduce cost. We completed the transition to independent suppliers and closed our in-house aluminum die casting operation in September of this year. This resulted in additional depreciation expense of $0.7 million in the quarter. We believe that this outsourcing will improve the quality of our product, reduce cost and avoid significant future capital investment. Gross profit in the Brescia, Italy plant was $2.3 million less in the third quarter of 2007 when compared to the third quarter of 2006. Most of this difference resulted from a $1.8 million write down of inventory to recognize a change in management assessment of market demand for excess inventory. An additional $0.2 million inventory write-down in the third quarter of 2007 resulted from differences detected during the wall-to-wall inventory completed at the end of the quarter. Also, $0.2 million of additional depreciation expense related to idle equipment at this facility was recorded in the third quarter of 2007. Further progress in the reorganization of this location will require additional restructuring activities in the fourth quarter of 2007.

Selling, General and Administrative Expenses (“SG&A”) totaled $9.3 million or 13.5% of net sales in the third quarter of 2007, as compared to $9.7 million or 13.2% of net sales for the same period of 2006. The 2007 quarter includes one-time costs incurred in the Brescia, Italy plant of $0.1 million for employee severance costs. SG&A costs in the third quarter of 2007 in our U.S. operations included $0.7 million of severance benefits related to the elimination of 31 salaried positions.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

When compared to the same period last year, third quarter SG&A costs also included $1.4 million of severance benefits, $0.3 million of additional R&D costs associated with several new product programs, $0.1 million of start up costs for the Changshu, China facility and $0.1 million of consulting costs to assist in the documentation and testing of the Company’s systems for internal control over financial reporting.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.9 million in the third quarter of 2007 and was $0.1 million less than the amount in the third quarter of 2006 due to the expiration of certain product design patents at mid-year 2007.

Operating Income. Operating income in the third quarter of 2007 totaled $4.2 million and 6.0% of net sales as compared to $4.0 million and 5.4% of net sales in the third quarter of 2006. This $0.2 million increase in third quarter operating profit resulted from the $0.2 million lower gross profit, $0.1 million lower amortization expense, and a $0.3 million decrease in SG&A costs.

Loss from Continuing Operations. Loss from continuing operations for Stanadyne totaled $0.7 million in the third quarters of both 2007 and 2006. Higher operating income of $0.2 million in the third quarter of 2007, as well as $0.2 million lower interest expense on lower debt levels was offset by a $0.4 million increase in income taxes.

Loss from continuing operations for Holdings in the third quarter of 2007 totaled $2.4 million and was $1.7 million greater than the amount reported for Stanadyne due to $2.3 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of additional income tax benefits. Loss from continuing operations for Holdings in the third quarter of 2006 totaled $2.5 million, representing an additional loss of $1.8 million compared to Stanadyne due to $2.1 million of additional interest expense on the Discount Notes, partially offset by $0.3 million of income tax benefits.

Income from Discontinued Operations. For the third quarter of 2006, discontinued operations of $0.3 million represented a benefit of $1.6 million relating to the change in the estimate of the carrying values of the assets held for sale, a loss from operations of the Precision Engine segment of $1.0 million, and related income taxes of $0.3 million.

The Nine Months Ended September 30, 2007 for Holdings and Stanadyne

Compared to

The Nine Months Ended September 30, 2006 for Holdings and Stanadyne

Net Sales. Net sales for the first nine months of 2007 totaled $216.5 million and were $12.1 million and 5.3% less than the $228.6 million reported for the first nine months of 2006. Sales were lower in both the OEM and service markets.

Sales to OEM customers were $5.9 million or 4.4% less in the first nine months of 2007 when compared to the same period of 2006 but continued to represent 60% of our total revenues in both periods. Lower OEM revenues for the first nine months of 2007 were primarily due to $2.6 million lower sales to GEP for our fuel injection equipment used in military HMMWV’s, $0.8 million lower sales to Daimler for the high pressure gasoline pump, and lower demand from Deere and Caterpillar for our fuel injection equipment.

Sales to the service markets for the first nine months of 2007 decreased $6.2 million or 6.7% compared to the first nine months of 2006. Service demand in 2007 from GM for diesel fuel pumps continued to decline as vehicles age and go out of service. GM also reduced its inventory of our service pumps during 2007, further reducing service sales. As a result, our sales to GM in the first nine months of 2007 were $15.9 million less than for the same period in 2006. Higher demand in the first nine months of 2007 for diesel fuel filters and additives provided $9.4 million in higher sales as compared to the same period in 2006 and helped offset the lower sales to GM.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Sales by major product line for the first nine months of 2007 when compared to the same period a year ago reflected a $20.4 million reduction in sales of fuel pumps, primarily due to the lower service sales to GM, as well as decreases in our fuel injector and PCA sales. These reductions were partially offset by a $10.9 million increase in our fuel filtration business.

Gross Profit. Our gross profit totaled $50.4 million and 23.3% of net sales in the first nine months of 2007, reflecting a decrease of $0.4 million from the $50.8 million and 22.2% of net sales in the first nine months of 2006. The impact on gross profit due to lower sales volume in 2007 was offset by a more profitable mix of products sold, resulting in an additional $1.0 million increase in gross profits when compared to the first nine months of 2006. Factory overhead costs in the U.S. operations were reduced by $2.7 million in the first nine months of 2007, reflecting the benefits of organizational restructuring as well as actions taken to align overhead with lower sales volumes. The closure of our in-house aluminum die cast operation during the third quarter of 2007 resulted in $0.7 million additional depreciation expense. Gross profit in SpA was $3.4 million less in the first nine months of 2007 when compared to the same period in 2006 and was adversely impacted by the third quarter $1.8 million write down of inventory to recognize a change in management assessment of market demand for excess inventory. An additional $0.2 million inventory write down in the third quarter of 2007 resulted from differences detected during the wall-to-wall inventory completed during the quarter. Also, $0.2 million of additional depreciation expense related to idle equipment. Further progress in the reorganization of this location will require additional restructuring activities targeted to further reduce workforce in the fourth quarter of 2007.

Selling, General and Administrative Expenses (“SG&A”) in the first nine months of 2007 for Stanadyne totaled $26.6 million and 12.3% of net sales, reflecting a decrease of $2.0 million from the $28.6 million and 12.5% of net sales reported in the same period of 2006. SG&A was higher in 2006 due to $1.8 million in severance benefits for the former CEO, $0.7 million in severance benefits for organization restructuring in the U.S., $0.3 million of restructuring costs at our Windsor, Connecticut facility and $0.3 million higher stock-based compensation expense, all recorded in the first nine months of 2006. Partially offsetting the lower costs in 2007 were increases in the first nine months of 2007 including; $1.0 million of additional R&D costs associated with several new product programs; $0.2 million of start up costs for the Changshu, China facility; and $0.1 million of consulting costs to assist in the documentation and testing of the Company’s systems for internal control over financial reporting. SG&A in the first nine months of 2007 for Holdings was less than $0.1 million higher than SG&A for Stanadyne due to additional administrative costs associated with the holding company.

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

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.9 million through the first nine months of 2007 and was $0.2 million less than the amount reported for the same period in 2006 due to the expiration of certain product design patents at mid-year 2007.

Operating Income. Our operating income for the first nine months of 2007 totaled $30.3 million and 14.0% of net sales, reflecting an increase of $11.8 million from the $18.5 million and 8.1% for the same period in 2006. This $11.8 million increase resulted from the $0.4 million lower gross profit, $0.2 million lower amortization expense, the $10.0 million pension liability curtailment gain, and a $2.0 million decrease in SG&A costs.

Income from Continuing Operations. Income from continuing operations for Stanadyne in the first nine months of 2007 totaled $10.1 million or 4.7% of net sales, reflecting an increase of $7.7 million from the $2.4 million or 1.1% of net sales reported for the same period in 2006. This $7.7 million increase reflected the combined results of $11.8

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

million of higher operating income, which included the $10.0 million pension curtailment gain described previously, and $0.9 million lower interest expense on reduced debt levels, offset by $0.2 million increase in the minority interest in the income in our SAPL joint venture and $4.9 million in additional income taxes on higher earnings.

Income from continuing operations for Holdings in the first nine months of 2007 totaled $5.0 million and was $5.1 million less than the amount reported for Stanadyne due to $7.0 million of additional interest expense on the Discount Notes, partially offset by $1.9 million of lower income taxes.

Loss from Discontinued Operations. Loss from discontinued operations for the first nine months of 2006 represented the loss from operations of the former Precision Engine segment. Losses totaled $7.0 million and the loss on the disposal of the discontinued operation of $8.7 million and a loss from discontinued operations of $2.7 million offset by an income tax benefit of $4.4 million.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand and cash flows from operations, supplemented by a U.S.-based revolving credit facility under which $26.2 million was available for borrowing as of September 30, 2007. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

As of September 30, 2007, there were borrowings of $21.2 million under the Term Loans, no borrowings under the Revolving Credit Line, $6.7 million in foreign overdraft facilities and $0.7 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants. Cash on hand totaled $20.9 million on September 30, 2007.

Holdings has no independent financial resources of its own. The Senior Bank Facility and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries in the nine months ended September 30, 2007.

Cash Flows From Operating Activities. Stanadyne’s net cash flows from operating activities for the nine months ended September 30, 2007 were $0.6 million as compared to $15.4 million for the same period of 2006. Cash flows from operating activities before changes in asset and liability accounts reflected $1.8 million more cash in the first nine months of 2007 than in the same period in 2006. Higher gross profit and lower interest costs in 2007 were partially offset by higher income taxes.

Changes in asset and liability accounts, primarily working capital accounts, required $18.8 million more cash in the first nine months of 2007 versus the comparable period in 2006. Increases in accounts receivable in both years required $1.0 million less cash in 2007. Lower sales in the first nine months of 2007 were partially offset by some remaining accrued but unpaid Deere price increases that resulted from the finalization of the supply agreement. These amounts will be paid in the fourth quarter of 2007. Inventory reductions in the first nine months of 2007 contrasted against the inventory build up in the same period of 2006, resulted in a year-over-year cash savings of $5.9 million. These improvements in 2007 cash flows were offset by $1.9 million less cash from an income tax refund received in the first quarter of 2006 and $23.8 million additional cash for reductions in accounts payable and accrued liability balances. Lower accounts payable balances in the first nine months of 2007, due primarily to lower levels of business, compared to increasing accounts payable balances in the same period of 2006, result in a $4.9 million year-over-year negative change in cash flows. Significant changes in liability accounts that resulted in a reduction in cash flows from operations in 2007 included: $9.6 million for federal income taxes and pension plan contributions; $2.0 million for product warranty claims; and $0.8 million for employee health and workers compensation benefits.

Cash flows from operating activities for Holdings for the nine months ended September 30, 2007 were substantially the same as the amounts reported for Stanadyne.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2007 consumed $5.1 million of cash. Capital expenditures in 2007 totaled $6.2 million compared to $11.2 million in 2006. Capital expenditures in 2007 reflected investments in equipment to increase capacity, reduce costs, improve quality, safety and ergonomics, as well as approximately $1.8 million for manufacturing equipment in the new Changshu, China location. Capital expenditures in 2006 included $2.6 million expended in the former Precision Engine segment. Cash flows from investing activities in the first nine months of 2006 included $24.0 million in net proceeds from the sale of discontinued operations.

Cash Flows From Financing Activities. Cash flows from financing activities for the Company in the first nine months of 2007 consumed cash of $0.1 million compared to a reduction in cash of $20.1 million for the Company and a reduction in cash of $20.7 million for Stanadyne for the same period of 2006. The difference in cash flows for 2006 between the Company and Stanadyne of $0.6 million was due the proceeds from exercised employee stock options and the sale of common stock.

There were no cash flows from financing activities in our U.S.-based operations during the first nine months of 2007. Remaining balances under the Term Loan are not due until 2010. There were no borrowings under the U.S.-based Revolving Credit Line as of September 30, 2007 and 2006, which after reductions for outstanding letters of credit, provided available liquidity of $26.2 million and $27.5 million at each date, respectively.

Cash flows from financing activities in our foreign operations in the first nine months of 2007 included a $0.1 million increase in overdraft borrowings at SpA as well as payments of capital lease obligations totaling $0.2 million this year. Cash flows from financing activities in SAPL reflect a $0.2 million increase in the revolving credit facility and an offsetting reduction in the term loan facility.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The value of the Qualified Plan assets increased to $72.9 million at December 31, 2006 from $66.8 million at December 31, 2005. Investment performance in 2006, and the 25 basis point increase in the discount rate, were not sufficient to offset the growth in the unfunded pension obligation due to period interest and service costs. The Qualified Plan unfunded benefit obligation increased to $30.0 million at December 31, 2006 from $26.9 million at December 31, 2005.

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

Subsequent to the Pension Plan freeze, the Company’s minimum required contributions in 2007 were reduced to $5.9 million. The first installment of $1.7 million was made in the second quarter of 2007 and the $4.2 million balance was paid in the third quarter of 2007.

(2)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires expanded information about the extent to which companies measure assets and liabilities at fair value,

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company does not believe SFAS 157 will have a material impact on its consolidated results.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plan and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of its defined benefit postretirement plan in which the changes occur as a component of accumulated other comprehensive income (loss). SFAS 158 is effective for the Company as of December 31, 2007. The Company is currently evaluating the impact that the adoption of SFAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its consolidated results.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first nine months of 2007 by $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on September 28, 2007 was approximately $160.2 million. The fair value of Holdings’ Discount Notes based on bid prices at September 28, 2007 was $80.5 million.

Foreign Currency Risk. The Company has subsidiaries in China and Italy, a joint venture in India and a branch office in France, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. The impact of foreign currency exchange was immaterial to continuing operations for the three and nine months ended September 30, 2007 and 2006. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that Holdings’ disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by Holdings in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that Stanadyne’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by Stanadyne in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure.

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

On July 17, 2007, Holdings issued 30,000 shares of Holdings Common Stock for $0.47 per share to two retired employees upon exercise of options. Holdings issued such shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offers and sales involved a limited number of employees; (2) the employees had access to information regarding Holdings and Stanadyne; (3) the employees represented that they (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) were able to bear the economic risk of an investment in Holdings; (c) acquired the shares for their own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares and options.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: November 14, 2007	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: November 14, 2007	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002