Form 10-K
period 2007-12-31
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2008-03-31
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

As of June 29, 2007, there was no established public trading market for the shares of either of the registrant’s common stock and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2008:

Stanadyne Holdings, Inc.	106,065,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

General

Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. (“Kohlberg”) Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. The Company is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost effective basis. In addition to designing and manufacturing, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

The Company sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of the Company’s operations. The Company sells replacement parts and units through all appropriate global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies. Since the sale of wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC” or “Precision Engine”), on July 31, 2006, the Company conducts its business through a single segment, the Precision Products and Technologies Group (“Precision Products”). Because of the sale of PEPC, certain amounts related to PEPC are presented as discontinued operations in all periods presented. Revenues, expenses and costs have been excluded from the respective captions and reported as (loss) income from discontinued operations, net of income taxes, for all periods presented.

Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SAHC, a Delaware corporation formed in 1997. SAHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004 and formerly known as KSTA Holdings, Inc. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg, through a series of transactions (the “Transactions”) purchased the outstanding equity of SAHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders (the “Sellers”). AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.

OVERVIEW

Subsequent to the sale of PEPC, Stanadyne is comprised of one reportable segment. Stanadyne is one of only five independent worldwide manufacturers selling to the geographic areas in which the Company competes. Net sales for Stanadyne were $292.5 million, $304.6 million and $296.0 million for 2007, 2006 and 2005, respectively. Operating income for Stanadyne was $39.1 million, $26.2 million and $31.2 million for 2007, 2006 and 2005, respectively. Total assets of Stanadyne were $434.6 million and $443.4 million at December 31, 2007 and 2006, respectively.

Products

Stanadyne manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), injectors and filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Stanadyne sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Stanadyne is the agricultural and industrial off-highway segments of the market. Fuel pumps and injectors, Stanadyne’s primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket. Stanadyne also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel fuel conditioners, stabilizers and diesel engine diagnostic equipment. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company has been successfully pursuing business to manufacture and assemble, on an exclusive contract basis, components designed by other companies.

Customers

Stanadyne’s primary customers are OEMs of diesel engines. Stanadyne’s largest customers, Deere & Company (“Deere”), General Engine Products, Inc. (“GEP”) and Cummins, Inc. accounted for approximately $148.4 million, or approximately 50.7% of Stanadyne’s 2007 net sales. In 2006, Deere, GEP, Cummins and General Motors Corporation (“GM”) accounted for approximately $179.7 million, or approximately 59% of Stanadyne’s net sales. In 2005, Deere and GM accounted for approximately $137.9 million, or approximately 46.6% of Stanadyne’s 2005 net sales. Deere was the only customer that accounted for more than 10% of Stanadyne’s net sales in 2007, 2006 and 2005, at 39.9%, 39.7% and 37.7%, respectively. Effective November 1, 2006, Stanadyne and Deere entered into a five-year supply agreement.

Stanadyne supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 41.0%, 40.9% and 44.4% of Stanadyne’s sales in 2007, 2006 and 2005, respectively.

Joint Venture

The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture is named Stanadyne Amalgamations Private Limited (“SAPL”) and started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Stanadyne holds a 51% controlling share of SAPL.

RAW MATERIALS AND COMPONENT PARTS

The Company’s products are made largely of specially designed metal parts, most of which are designed, purchased, cast or stamped and machined by the Company to its own technical specifications. Metallic raw materials such as steel, aluminum, copper and brass are commodity items readily available from a number of suppliers. Certain parts, such as electronic components, are made to the Company’s specifications. Other parts, such as fasteners, are purchased by the Company from outside suppliers as standardized parts or are made to the Company’s specifications. Although from time to time the Company has experienced temporary supply shortages due to localized conditions, no such shortage has had a material adverse effect on the Company, and no supplier accounts for more than 10% of material component purchases.

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

EMPLOYEES

At December 31, 2007, the Company employed 1,726 persons of whom approximately 29% were salaried and 71% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

Engine manufacturers are required to continually improve engine performance and fuel economy. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase. Research and development costs incurred for 2007, 2006 and 2005 were $13.8 million, $11.5 million and $11.9 million, respectively, of which $1.7 million, $1.5 million and $0.6 million, respectively, were reimbursed by customers.

Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to allocate capital for the machinery, equipment and tooling necessary for engine program launch, ramp-up and product volume increases. Furthermore, given the significant existing capital investment in plant and equipment already made, the Company has on-going programs to maintain, upgrade and replace its fixed capital investments.

In 2007, 2006 and 2005, the Company spent $9.5 million, $12.9 million and $11.7 million, respectively, on fixed capital investments.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has manufacturing operations in the United States, Italy, India and China. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket customers. The products manufactured in India are exported from India to Company facilities in the United States and Italy. The products manufactured in China are sold in that domestic market.

The sales to OEM and aftermarket customers during 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(dollars in millions)
Original Equipment	$172.6	$179.9	$164.7
Aftermarkets	119.9	124.7	131.3

Total Net Sales	$292.5	$304.6	$296.0

Information regarding net sales to geographic areas, operating income (loss) from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2007, 2006 and 2005 appear below.

	2007	2006	2005
	(dollars in millions)
* Net Sales:
United States	$131.1	$133.0	$152.8
Mexico	41.1	60.3	53.8
France	39.7	41.9	34.4
All Other Geographic Areas	80.6	69.4	55.0

Total Net Sales	$292.5	$304.6	$296.0

* Net sales were the same for Holdings and Stanadyne.

Holdings Operating Income (Loss):
United States	$46.5	$31.6	$33.1
Italy	(7.2)	(5.2)	(1.7)
India	0.3	(0.2)	(0.2)
China	(0.6)	—	—

Total Operating Income	$39.0	$26.2	$31.2

Stanadyne Operating Income (Loss):
United States	$46.6	$31.5	$33.0
Italy	(7.2)	(5.2)	(1.7)
India	0.3	(0.2)	(0.2)
China	(0.6)	—	—

Total Operating Income	$39.1	$26.1	$31.1

Long-lived Assets:
Holdings:
United States	$294.5	$309.5	$321.6
Italy	25.2	25.7	24.9
India	2.4	1.9	1.8
China	3.8	—	—

Total Long-lived Assets	$325.9	$337.1	$348.3

Stanadyne:
United States	$292.8	$307.6	$319.6
Italy	25.2	25.7	24.9
India	2.4	1.9	1.8
China	3.8	—	—

Total Long-lived Assets	$324.2	$335.2	$346.3

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

In addition, our financial performance depends, in part, on conditions in the other cyclical industries that we serve, including the domestic and foreign production of automobiles and light duty vehicles. Historically, the North American and European automotive industries have experienced periodic, cyclical downturns. Industry sales and production can be affected by the strength of the economy generally, or in specific regions such as North America or Europe, by prevailing interest rates and by other factors that may have an effect on our level of sales. Demand for our products is also directly dependent upon demand for the engine platforms on which our products are incorporated. There is no assurance that the demand for such engine platforms will continue. A substantial decrease in demand for such engine platforms would have a material adverse effect on us.

We are subject to risks associated with changes in technology, changes in manufacturing techniques and changes in customer product demands or specifications, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing technology, manufacturing processes and products. We must also introduce new products to meet customers’ needs in the industries we serve and want to serve. The demanding requirements of engine manufacturers to improve engine performance and fuel economy and to meet the increasingly stringent worldwide emission regulations create technical challenges that may necessitate technological changes to our products. Our engineers typically work with our customers’ engineering staff for a period of two to five years prior to a product launch in order to develop or adapt new technology to satisfy our customers’ requirements. Our inability to develop the requisite technology in the necessary timeframe could adversely affect our business.

Our products are also characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these specification requirements, we could be subject to significant amounts of product warranty expense that could place our business at risk.

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

Our base of customers is concentrated, and the loss of business from a major customer or the failure to maintain our customer relationships could materially adversely affect us.

Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 57.5% of net sales in 2007. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. An substantial decrease in orders from Deere, Caterpillar, Cummins, Ford or GEP could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales which would materially adversely affect our net sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.

We face competition in our markets, which could hurt market share and sales.

While there are a limited number of competitors, including the captive component operations of certain engine manufacturers as well as other independent suppliers, most are larger and have greater financial and other resources available to them. Our products may not continue to compete successfully with the products of other companies, and engine manufacturers may not continue to purchase engine components from outside suppliers. Although we have significant market positions in each of our primary lines within the aftermarket, we may not able to maintain our current market share. Competition in our business lines is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. To remain competitive, we will need to invest continuously in manufacturing, working capital, customer service and support, marketing and distribution networks. We may not have sufficient resources to continue to make such investments, and we may not be able to maintain our competitive position within each of the markets we serve.

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

Our business is subject to certain risks associated with doing business internationally. Approximately 55% of our net sales in 2007 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

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

In addition, fluctuations in currency exchange rates may significantly impact our results of operations and affect the comparability of our results between financial periods. Because the results of the operations and the financial position of our foreign subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements, our financial results are impacted by currency fluctuations between the dollar and the euro, the dollar and the Chinese Yuan, the dollar and the Indian rupee and, to a lesser extent, other currencies, which are unrelated to our underlying results of operations. We have not entered into contracts to hedge our currency risk.

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

A portion of our active and retired employees participate in defined benefit pension plans. As of December 31, 2007, the fair value of assets of our pension plan was less than the projected benefit obligation of the plan. The Company is obligated to provide the prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. These underlying assets are subject to investment risk and market fluctuation which may require significant additional cash contributions from us to pay benefits which could have an adverse material impact on our ability to generate sufficient cash to invest in the growth of the business.

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

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and invention assignment agreements. Our applications for protection of our intellectual property rights may not be approved and others may infringe or challenge our intellectual property rights. We also may rely on unpatented proprietary technology. Our competitors may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, our employees, consultants and advisors must enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information if there is any unauthorized use, misappropriation or disclosure. In addition, we from time to time pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including with respect to some of our more profitable products. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability.

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

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. Additionally, as our business grows, we may have to incur capital expenditures. We may also incur significant capital expenditures to make changes to products in order to comply with evolving emissions standards and regulations. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior secured credit facilities. However, we may not have or be able to obtain adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce net sales and profitability.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposure.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of our internal control over financial reporting for fiscal 2008 have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources.

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

The Company’s executive offices are located in Windsor, Connecticut. The Company believes that substantially all of its properties and equipment are in good condition, and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs. The Trappes, France leased facility was closed in the fourth quarter of 2007, and the sales, marketing and engineering services of that facility were relocated to the Brescia, Italy facility.

Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Principal Use
Windsor, CT	571,000	Owned	Corporate Offices, Precision Products Headquarters, Sales and Marketing, Engineering Center, Manufacturing
Jacksonville, NC	110,000	Owned	Manufacturing
	20,000	Leased	Manufacturing, Distribution
Washington, NC	177,000	Owned	Manufacturing
Brescia, Italy	175,000	Owned	SpA Headquarters, Engineering, Sales and Marketing, Manufacturing
Chennai, India	20,000	Leased	Manufacturing, Engineering, Sales & Marketing
Changshu, China	39,000	Leased	Manufacturing

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2008, SAHC was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2008, Holdings was the holder of record of all the outstanding shares of common stock, par value, $.01 per share, of SAHC (the “SAHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or SAHC Common Stock. Stanadyne has never paid or declared a cash dividend on the Stanadyne Common Stock, and SAHC has never paid or declared a cash dividend on the SAHC Common Stock. Furthermore, Stanadyne is restricted from paying dividends under the covenants of its revolving credit and term loan agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

As of March 1, 2008, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 106,065,081 shares were outstanding. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 39 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock. Holdings created the KSTA Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

The following table sets forth information regarding Holdings’ equity compensation plan as of December 31, 2007. Holdings’ stockholder-approved Option Plan is described further in Notes 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,690,000	(1)	$0.50	1,679,920
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	13,690,000	(1)	$0.50	1,679,920

(1)	Consists of 3,146,250 vested outstanding exercisable options and 10,543,750 unvested outstanding options.

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2007, four retiring and one former employee exercised stock options to purchase 67,500 shares of Holdings’ common stock at $0.47 per share for cash consideration of $31,725. Retirees exercised options numbering 12,500, 15,000, 15,000, and 15,000 on June 15, July 17, July 17, and October 17, 2007, respectively. One former employee exercised 10,000 options on October 17, 2007.

The offer and sale were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offer and sale involved a limited number of purchasers; (2) the purchasers were or had been employees of Stanadyne and as such were familiar with its operations; (3) each of the purchasers represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2007. The selected consolidated financial data were derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Periods presented as “Predecessor” and “Successor” reflect the timeframes before and after the August 6, 2004 change in control. Because of the sale of PEPC in 2006, assets and liabilities of PEPC that were sold are excluded from the respective captions and reported as assets and liabilities held for sale in all periods presented. Additionally, revenues, expenses and costs have been excluded from the respective captions and reported as income (loss) from discontinued operations, net of income taxes, for all periods presented.

		Successor				Predecessor
		Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
STANADYNE HOLDINGS, INC.
		(dollars in thousands)
Statement of Operations Data:
Net sales		$292,546	$304,618	$295,956	$120,506	$168,057	$224,818
Cost of goods sold		220,713	235,498	229,035	91,798	127,973	175,307

Gross profit		71,833	69,120	66,921	28,708	40,084	49,511
Selling, general and administrative expenses	(a)(b)(c)	32,803	43,039	35,784	13,573	41,509	30,514

Operating income (loss)		39,030	26,081	31,137	15,135	(1,425)	18,997
Other income (expense):
Gain from extinguishment of debt		—	—	—	—	—	715
Interest expense, net		(28,516)	(28,672)	(27,869)	(8,607)	(4,769)	(7,662)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest		10,514	(2,591)	3,268	6,528	(6,194)	12,050
Income tax expense (benefit)		6,500	(1,075)	715	1,556	(1,516)	5,061

Income (loss) from continuing operations before minority interest		4,014	(1,516)	2,553	4,972	(4,678)	6,989
Minority interest in (income) loss of consolidated subsidiary		(76)	72	130	(5)	42	245

Income (loss) from continuing operations	(a)	$3,938	$(1,444)	$2,683	$4,967	$(4,636)	$7,234

Balance Sheet Data (at year end):
Property, plant and equipment, net		$93,037	$98,117	$102,949	$113,731	$—	$89,272
Total assets		436,499	445,535	490,384	453,208	—	238,715
Long-term debt and capital leases (including current portion)		268,937	262,756	294,032	287,910	—	96,087
Stockholders’ equity		53,681	43,369	50,330	54,955	—	82,100
Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)		1.4	0.9	1.1	1.7	(0.2)	2.4

(a)	Net loss for the 218 days ended August 5, 2004 included $22.7 million in transaction related costs included in selling, general and administrative expenses as a result of the acquisition of the Company by Kohlberg.
(b)	For 2005, net income for Holdings included $2.7 million of impairments of long-lived assets and other related costs.
(c)	2007 includes a curtailment gain of $10,015 related to an amendment to a company pension plan effective March 31, 2007.

		Successor				Predecessor
		Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	148 Days Ended December 31, 2004	218 Days Ended August 5, 2004	Year Ended December 31, 2003
STANADYNE CORPORATION
		(dollars in thousands)
Statement of Operations Data:
Net sales		$292,546	$304,618	$295,956	$120,506	$168,057	$224,818
Cost of goods sold		220,713	235,498	229,035	91,798	127,973	175,307

Gross profit		71,833	69,120	66,921	28,708	40,084	49,511
Selling, general and administrative expenses	(a)(b)(c)	32,758	42,936	35,720	13,572	41,509	30,514

Operating income (loss)		39,075	26,184	31,201	15,136	(1,425)	18,997
Other income (expense):
Gain from extinguishment of debt		—		—	—	—	715
Interest expense, net		(19,190)	(20,347)	(20,408)	(8,389)	(4,769)	(7,662)

Income (loss) before income tax expense (benefit) and minority interest		19,885	5,837	10,793	6,747	(6,194)	12,050
Income tax expense (benefit)		8,731	891	3,534	1,641	(1,516)	5,061

Income (loss) before minority interest		11,154	4,946	7,259	5,106	(4,678)	6,989
Minority interest in (income) loss of consolidated subsidiary		(76)	72	130	(5)	42	245

Income (loss) from continuing operations	(a)	$11,078	$5,018	$7,389	$5,101	$(4,636)	$7,234

Balance Sheet Data (at year end):
Property, plant and equipment, net		$93,037	$98,117	$102,949	$113,731	$—	$89,272
Total assets		434,607	443,363	488,378	450,593	—	238,715
Long-term debt and capital leases (including current portion)		186,137	189,064	228,447	229,553	—	96,087
Stockholder’s equity		126,338	109,228	111,098	110,989	—	82,100
Ratio of earnings (deficiency) to fixed charges (See Exhibit 12)		2.0	1.3	1.5	1.8	(0.2)	2.4

(a)	Net loss for the 218 days ended August 5, 2004 included $22.7 million in transaction related costs included in selling, general and administrative expenses as a result of the acquisition of the Company by Kohlberg.
(b)	For 2005, net income for Holdings included $2.7 million of impairments of long-lived assets and other related costs.
(c)	2007 includes a curtailment gain of $10,015 related to an amendment to a company pension plan effective March 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The following table displays performance details for the periods shown. Due to the sale of the Precision Engine segment in 2006, certain amounts are reported as discontinued operations for all periods presented.

	Year Ended December 31,
	2007		2006		2005
STANADYNE HOLDING, INC.	$	%	$	%	$	%
	(dollars in thousands)
Net sales	292,546	100.0	304,618	100.0	295,956	100.0
Cost of goods sold	220,713	75.4	235,498	77.3	229,035	77.4
Gross profit	71,833	24.6	69,120	22.7	66,921	22.6
Selling, general and administrative expenses	38,307	13.1	38,192	12.5	30,937	10.5
Amortization of intangibles	3,761	1.3	4,097	1.3	4,097	1.4
Management fees	750	0.3	750	0.2	750	0.3
Pension plan curtailment gain	(10,015)	(3.4)	—	—	—	—
Operating income	39,030	13.3	26,081	8.6	31,137	10.5
Income (loss) from continuing operations	3,938	1.3	(1,444)	(0.5)	2,683	0.9
Loss from discontinued operations, net	—	—	(7,735)	(2.5)	(5,612)	(1.9)
Net income (loss)	3,938	1.3	(9,179)	(3.0)	(2,929)	(0.1)

	Year Ended December 31,
	2007		2006		2005
STANADYNE CORPORATION	$	%	$	%	$	%
	(dollars in thousands)
Net sales	292,546	100.0	304,618	100.0	295,956	100.0
Cost of goods sold	220,713	75.4	235,498	77.3	229,035	77.4
Gross profit	71,833	24.6	69,120	22.7	66,921	22.6
Selling, general and administrative expenses	38,262	13.1	38,089	12.5	30,873	10.4
Amortization of intangibles	3,761	1.3	4,097	1.3	4,097	1.4
Management fees	750	0.3	750	0.2	750	0.3
Pension plan curtailment gain	(10,015)	(3.4)	—	—	—	—
Operating income	39,075	13.4	26,184	8.6	31,201	10.5
Income from continuing operations	11,078	3.8	5,018	1.6	7,389	2.5
Loss from discontinued operations, net	—	—	(7,735)	(2.5)	(5,612)	(1.9)
Net (loss) income	11,078	3.8	(2,717)	(0.9)	1,777	0.6

COMPARISON OF RESULTS OF OPERATIONS

Executive Overview

Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SAHC, a Delaware corporation formed in 1997. SAHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004 and formerly known as KSTA Holdings, Inc. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg and Company, L.L.C., through a series of transactions purchased the outstanding equity of Stanadyne’s holding company from American Industrial Partners Capital Fund II, L.P. AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.

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

We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. We manufacture our own proprietary products including pumps for gasoline and diesel engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

Our results of operations in 2007 were mixed. Sales in 2007 were $292.5 million and were $12.1 million less than the record setting sales of $304.6 million in 2006. Sales were lower to both the original equipment manufacturers (“OEMs”) and service markets in 2007. Sales to our largest customer, Deere and Company (“Deere”), were $4.0 million less in 2007 than in 2006, due primarily to lower sales of older style fuel injection equipment that is no longer emission compliant. OEM sales in 2007 were also lower to General Engine Products (“GEP”) for our fuel injection equipment used in military HMMWV’s, and to Daimler-Benz (“Daimler”) for our high pressure gasoline pump. Sales to the service markets in 2007 decreased by $4.8 million from 2006 levels, highlighted by $19.9 million lower sales to General Motors (“GM”) for diesel fuel pumps for vehicles last built in 2001. Higher service demand for fuel pumps used in the military HMMWV and growth in aftermarket demand for our filter and fuel additive products helped mitigate the decline in revenues from GM.

Despite the downward earnings pressure from lower sales volumes, our operating income for 2007 totaled $39.1 million, reflecting an increase of $12.9 million from 2006. This increase in operating profit resulted primarily from the $10.0 million pension liability curtailment gain recorded in the first quarter of 2007. An additional $2.9 million of improvement in 2007 operating income was due primarily to a more profitable sales mix as well as cost reduction measures taken in all of our locations. The continued pursuit of a more lean company resulted in the following notable changes in 2007:

•	Reorganization of our U.S. factory overhead resulting in a reduction of 29 salaried positions;

•	Outsourcing of our in-house aluminum die casting operation targeted to improve quality, reduce cost and avoid future capital investment;

•	Consolidation of our Windsor, Connecticut operations from three buildings to two; and

•	Consolidation of our European based operations.

Activity for our Changshu, China location progressed in 2007 as we prepare for start of production in the second quarter of 2008. Start-up costs totaled $0.6 million in 2007.

Operating income in our Stanadyne, SpA business continued below expectations in 2007, reflecting a $2.4 million decrease from the prior year. These results included a non-cash charge of $2.1 million taken in 2007 to recognize excess inventory and additional depreciation expense on surplus equipment resulting from the redesign of factory operations. A reorganization of the workforce was completed in 2007, resulting in a $1.3 million charge for severance costs. While a majority of the operational improvements were completed in 2007, management will continue to assess the SpA operations for further opportunities to increase earnings.

Cash flows from operations in 2007 included additional amounts for cash pension contributions, income taxes and product warranty costs while reductions in working capital accounts helped increase overall liquidity, with cash on hand as of December 31, 2007 totaling $37.7 million and availability under the U.S.-based Revolving Credit Facility totaling $28.8 million.

2007 COMPARED TO 2006

Net Sales. Net sales in 2007 totaled $292.5 million and were $12.1 million and 4.0% less than the $304.6 million realized in 2006. Sales to our largest customer, Deere, were $4.0 million less in 2007 than in 2006, due primarily to lower sales of older style fuel injection equipment that is no longer emission compliant. Sales were lower in both the OEM and service markets.

Sales to OEM customers in 2007 were $7.2 million and 4.0% less than 2006, but still represented 59% of our total revenues in each year. Lower OEM revenues in 2007 were due to $1.9 million less sales to GEP for our fuel injection equipment used in military HMMWV’s, $1.0 million less sales to Daimler for our high pressure gasoline pump, and lower demand from Deere, Caterpillar and Cummins for our fuel injection equipment.

Sales to the service markets in 2007 decreased by $4.8 million from 2006 levels. Service demand in 2007 from GM for diesel fuel pumps continued to decline as vehicles last built in 2001 continue to age and go out of service. GM also reduced its inventory of our service pumps in 2007, further reducing our sales. In total, our sales in 2007 to GM were $19.9 million less than in 2006. Higher service demand for fuel pumps used in the military HMMWV and growth in aftermarket demand for our filter and fuel additive products helped mitigate the decline in revenues from GM.

Sales by major product line in 2007 reflected decreases in shipments of fuel pumps and fuel injectors, partially offset by higher sales of our fuel filter and fuel additive products.

Gross Profit. Our gross profit totaled $71.8 million and 24.6% of net sales in 2007, reflecting an increase of $2.7 million from the $69.1 million and 22.7% of net sales for the prior year. The impact on gross profit due to lower sales volumes in 2007 was offset by higher pricing and a more profitable mix of products sold, resulting in an additional $3.7 million increase in gross profits when compared to 2006. Factory overhead costs in the U.S. operations were lower by $2.6 million in 2007 when compared to 2006, reflecting the benefits of reorganizing our factories, actions taken to align our overhead with lower sales volumes and a re-assignment of engineering from our existing operations to our R&D center to work on new product programs including high-pressure gasoline and diesel pumps. The closure of our in-house aluminum die casting operation in 2007 resulted in $0.7 million increase to depreciation expense related to idled equipment. Gross profit in SpA was $2.3 million less in 2007 than in 2006 and was adversely impacted by a $1.8 million write-down of inventory to recognize a change in management assessment of market demand for excess component quantities. Additional amounts impacting SpA’s 2007 gross profit included a $0.2 million inventory write down resulting from differences detected during the third quarter wall-to-wall inventory count and a $0.2 million increase to depreciation expense related to idled equipment.

Selling, General and Administrative Expenses (“SG&A”) totaled $38.3 million and 13.1% of net sales in 2007 as compared to $38.1 million and 12.5% of net sales in 2006. Significant increases in 2007 SG&A expenses as compared to 2006 amounts included: $3.0 million employee severance costs supporting reorganization of our U.S., France and Italy locations; $2.0 million higher R&D costs related to development of high pressure gasoline and diesel fuel systems; and $0.6 million launch costs for our new location in Changshu, China. Offsetting most of these increases were certain non-recurring 2006 SG&A expenses for $1.8 million of severance benefits for the former CEO who retired in January 2006, additional severance costs totaling $2.6 million for amounts associated with the reorganization of our U.S. and Italy-based salaried staffs and $1.1 million for the consolidation of the Windsor manufacturing operations during the fourth quarter of 2006. SG&A expenses in 2007 were also lower than 2006 by $0.5 million for less stock option expense.

Pension Plan Curtailment Gain. Changes to the U.S.-based defined benefit pension plans in 2007 resulted in a curtailment gain of the liability associated with future benefits. Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) to freeze the benefits for all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a curtailment gain of $10.0 million. This one-time curtailment gain is equal to the reduction in the projected benefit obligations (PBO) due to the freeze, offset by any unrecognized losses immediately prior to the freeze, plus any remaining unrecognized prior service costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $3.8 million in 2007 and was $0.3 million less than the $4.1 million recorded in 2006 due to the expiration of certain fuel injector patents during the year.

Operating Income. Our operating income totaled $39.1 million and 13.4% of net sales in 2007 and was $12.9 million more than the $26.2 million and 8.6% of net sales in 2006. This increase in operating income was attributable primarily to the $10.0 million pension plan curtailment gain, as well as $2.7 million higher gross profits in 2007 and $0.3 million lower amortization expense, partially offset by $0.2 million higher SG&A expenses when compared to 2006.

Income from Continuing Operations. Income from continuing operations for Stanadyne in 2007 totaled $11.1 million and 3.8% of net sales, reflecting an increase of $6.1 million from the $5.0 million or 1.6% of net sales reported for 2006. The $6.1 million increase reflected the combined results of $12.9 million higher operating income, including the $10.0 million pension curtailment gain described previously, and $1.2 million lower interest expense on reduced debt levels, partially offset by $7.8 million additional income taxes on higher earnings and a $0.2 million increase in the minority interest in the income of our SAPL joint venture.

Income from continuing operations for Holdings in 2007 totaled $3.9 million and was $7.1 million less than the amount reported for Stanadyne due to $9.3 million of additional interest expense on the Discount Notes, partially offset by $2.2 million lower income taxes.

Loss from Discontinued Operations. The 2006 loss from discontinued operations in the accompanying consolidated statements of operations totaled $7.7 million. The 2006 loss was comprised of $3.1 million operating losses, loss on disposal of discontinued operations of $8.9 million and income tax benefits of $4.3 million. Included in the operating losses in 2006 was $0.3 million of losses on disposals of equipment prior to the transaction with Defiance, Inc. These assets were sold in connection with the closure of PEPC’s Windsor, Connecticut facility when those operations were re-sourced to external suppliers. The Company recorded a loss of $5.6 million from discontinued operations in 2005 comprised of $4.5 million operating losses, $2.7 million for impairment of long-lived assets, interest expense of $1.6 million and tax benefits of $3.2 million.

2006 COMPARED TO 2005

Net Sales. Our results in 2006 reflected the second consecutive year of record level sales reaching $304.6 million and surpassing the prior year result of $296.0 by $8.6 million or 2.9%. All of this increase was driven by $15.2 million higher sales to our major OEM’s, where additional demand for fuel injection products supplied to Deere, GEP and Daimler-Benz accounted for by $16.8 million in higher sales. A decline in 2006 OEM sales resulted from Caterpillar’s (“CAT”) decision in late 2005 to re-source one component that represented $6.0 million in annual sales in 2005.

Sales to the service market in 2006 decreased by 5.0% or $6.6 million when compared to 2005. This reduction was traceable to $4.4 million lower sales to our North American distributors primarily resulting from lower demand for diesel fuel pumps for military HMMWV’s.

Sales by major product line in 2006 reflected increases in shipments of fuel pumps, fuel injectors and fuel filters, partially offset by $6.6 million lower shipments due to the change in the CAT business noted above.

Gross Profit. Gross profit totaled $69.1 million and 22.7% of net sales in 2006, reflecting an increase of $2.2 million from the $66.9 million and 22.6% of net sales for the prior year. Higher sales volumes and increased pricing in 2006 favorably impacted the gross profit result by $4.4 million mitigated by lower service sales and change in product mix from the prior year. Cost increases in 2006 included $1.6 million in higher labor, health benefit and workers’ compensation claims costs and $1.2 million higher utility costs, offset by $2.9 million lower product warranty costs. Price increases in the metal markets in 2006 drove the cost of aluminum used in many of our products higher by approximately $0.6 million when compared to 2005. Finally, depreciation expense in 2006 increased by $0.7 million versus 2005 due to additional capital investments in our U.S. and India operations.

Selling, General and Administrative Expenses (“SG&A”) totaled $38.2 million and 12.5% of net sales in 2006 as compared to $30.9 million and 10.5% of net sales reported for 2005. A majority of the increase in 2006 SG&A costs was a result of the $1.8 million of severance benefits for the former CEO who retired in January 2006. These benefits are payable in equal installments in February 2006, January 2007 and January 2008. Additional severance costs totaling $2.6 million were recorded in the third and fourth quarters of 2006 to reflect the amounts associated with the reorganization of our U.S. and Italy-based salaried staffs. Freight on sales increased in 2006 by $0.5 million in support of the higher customer demand. SG&A costs also increased in 2006 due to $0.8 million of stock-based compensation expense recorded in accordance with SFAS123R which the Company adopted effective January 1, 2006. Finally, the Company spent $1.1 million for the consolidation of the Windsor manufacturing operations during the fourth quarter of 2006. When completed in the first half of 2007, this activity will reduce the Connecticut-based manufacturing footprint by 158,000 square feet and allow the re-deployment or sale of one building.

Amortization of Intangible Assets. Amortization of intangible assets totaled $4.1 million for both 2006 and 2005 with no change to the composition of intangible assets.

Operating Income. Our operating income totaled $26.1 million and 8.6% of net sales in 2006 and was less than the $31.1 million and 10.5% of net sales reported in 2005. The $5.0 million reduction in operating income is attributable to higher SG&A including $4.4 million for employee severance costs, $0.5 million for additional freight on sales, $0.8 million for stock-based compensation expense and $1.1 million in manufacturing consolidation costs. The additional gross profits generated from higher sales in 2006 were offset by higher materials and manufacturing costs.

Income (Loss) from Continuing Operations. Income from continuing operations for Stanadyne in 2006 totaled $5.0 million or 1.6% of net sales, reflecting a decrease of $2.4 million from the $7.4 million and 2.5% of net sales reported for 2005. The $5.0 million reduction in 2006 operating income resulted in $2.6 million in reduced income taxes. Net interest expense in 2006 was unchanged from 2005 with higher interest rates offset by a $43.0 million reduction in the U.S. term loans. During the second quarter of 2006, the cumulative losses applicable to the minority interest in subsidiary exceeded the minority interest in the equity capital of SAPL; therefore all losses since that time applicable to the minority interest are charged to the Company until such time as SAPL has future income and/or financing from the minority partner.

Loss from continuing operations for Holdings in 2006 totaled $1.4 million and was $6.4 million less than Stanadyne’s income from continuing operations due to $8.3 million of additional interest expense on the Discount Notes, partially offset by $2.0 million of lower income taxes.

Loss from Discontinued Operations. The 2006 loss from discontinued operations in the accompanying condensed consolidated statements of operations totaled $7.7 million. The 2006 loss is comprised of $3.1 million operating losses, loss on disposal of discontinued operations of $8.9 million and income tax benefits of $4.3 million. Included in the operating losses in 2006 was $0.3 million of losses on disposals of equipment prior to the transaction with Defiance, Inc. These assets were sold in connection with the closure of PEPC’s Windsor, Connecticut facility when those operations were re-sourced to external suppliers. The Company recorded a loss of $5.6 million from discontinued operations in 2005 comprised of $4.5 million operating losses, $2.7 million for impairment of long-lived assets, interest expense of $1.6 million and tax benefits of $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $37.7 million on December 31, 2007, and cash flows from operations. Stanadyne also maintains a U.S.-based revolving credit facility under which $28.8 million was available for borrowing as of December 31, 2007, of which $7.2 million was used for standby letters of credit. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of December 31, 2007 totaled $185.6 million and was comprised of $160.0 million of Notes, $21.2 million in domestic term loans, no borrowings under the domestic revolving credit facility, $3.9 million in foreign overdraft facilities and $0.5 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Indebtedness for Holdings as of December 31, 2007 totaled $268.4 million, comprised of the same debt balances for Stanadyne, plus an additional $82.8 million of Discount Notes. Holdings has no independent financial resources of its own. The Senior Credit Facilities and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries in the year ended December 31, 2007.

Cash Flows From Operating Activities. Net cash flows provided by operating activities for Stanadyne totaled $24.5 million $31.6 million and $17.6 million in 2007, 2006 and 2005, respectively.

Stanadyne’s cash flows from operating activities in 2007 were $7.1 million less than the prior year. Cash flows from operating activities before changes in asset and liability accounts generated $6.5 million more cash in 2007 than in 2006, due primarily to higher gross profit and lower interest costs in 2007. These higher cash flows were offset by changes in asset and liability accounts, primarily working capital accounts, that consumed $13.6 million more cash in 2007 compared to 2006. Accounts receivable provided $2.8 million in added cash when compared to the change in 2006 receivables. Inventory reductions in 2007 also generated $6.1 million in positive cash flow when compared to 2006. Inventory turnover in 2007 was 9.1x, reflecting a significant improvement from the 7.8x in 2006. These improvements in 2007 cash flows were offset by $23.2 million lower cash flows for reductions in accounts payable and accrued liability and other non-current liability balances. Lower accounts payable balances in 2007, due primarily to lower levels of business, compared to increasing accounts payable balances in 2006, result in a $4.4 million year-over-year negative change in cash flows. Significant changes in liability accounts that resulted in a reduction in cash flows from operations in 2007 included: $5.9 million for pension plan contributions; $2.6 million for product warranty claims, primarily for Deere products; $3.7 million for income taxes on higher earnings in 2007; and $4.2 million non-cash reductions in income tax, pension and other post employment benefit liabilities due to adoption of FIN48 and SFAS158.

Stanadyne’s net cash flows from operating activities in 2006 increased by $14.9 million compared to 2005. Cash flows from operating activities other than changes in asset and liability accounts required $8.7 million more cash in 2006 than in 2005, due primarily to $5.0 million less in operating income from continuing operations and $2.1 million more in operating losses from discontinued operations in 2006. Changes in asset and liability accounts, primarily working capital accounts, generated $22.7 million more cash in 2006 compared to 2005. Approximately $11.5 million of this additional amount was accounted for by the absence of cash contributions to the defined benefit pension fund in 2006 as compared to 2005. Changes in working capital accounts also included $3.1 million more cash related to improved collections of accounts receivable through December 31, 2006 as a direct result of Stanadyne’s increased emphasis on accelerating customer receipts. Finally, $8.1 million of additional cash from operations in 2006 compared to 2005 resulted primarily from increases in liabilities for accounts payable and accrued expenses, primarily in recognition of extended supplier payment terms and severance benefits recorded in 2006.

Excluding pension amounts, changes in current asset and liability accounts to support higher business levels in 2005 consumed $3.6 million in cash. Higher accounts receivable consumed $3.4 million in cash during 2005 due to the increased sales levels. Cash flows from inventory changes were $0.1 million overall, comprised of a $1.3 million increase in Precision Engine related to the re-sourcing activities, offset by a $1.4 million reduction in Precision Products inventories. New customer tooling reimbursements provided $2.4 million in cash flows. Accounts payable and accrued liabilities declined $2.7 million in 2005 due to lower accruals for income taxes, employee health benefits and workers compensation costs.

Cash flows from operating activities for Holdings for 2007 were substantially the same as the amounts reported for Stanadyne. Cash flows from operating activities for Holdings in 2006 were $31.3 million or $0.3 million less than the $32.5 million that Stanadyne generated during the same period. This $0.3 million difference was due to ongoing administrative expenses required for the maintenance of Holdings organizational and capital structure. Cash flows from operating activities for Holdings were $17.4 million in 2005 and were $0.2 less than Stanadyne due to lower net income of Holdings of $4.7 million, offset by higher amortization expenses for debt discount and deferred financing fees of $7.5 million which were reduced by a deferred tax benefit of $3.2 million. The difference is a result of $0.4 million residual of deferred financing fees for the Discount Notes accrued at the end of 2004 and paid in 2005 offset by borrowings of $0.1 million from Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities in 2007 consumed $8.4 million of cash. This amount was reduced by approximately $1.1 million from use of residual restricted cash proceeds from the sale of the Precision Engine segment in 2006 to pay related income taxes.

Cash flows from investing activities in 2006 were $10.9 million. This amount included $24.5 million of net proceeds from the sale of the Precision Engine segment to Defiance, Inc. on July 31, 2006. An amount of $1.0 million representing net proceeds from the sale of Precision Engine was held in a restricted account and could only be applied to costs associated with the sale or repayments of our U.S. Term Loan.

Our capital expenditures totaled $9.5 million, $12.9 million and $11.7 million in 2007, 2006 and 2005, respectively. Capital expenditures in 2007 reflected investments in equipment to increase capacity, reduce costs, and improve quality, safety and ergonomics, as well as approximately $2.8 million for manufacturing equipment in the new Changshu, China location. Capital expenditures in 2006 included $2.6 million of purchases made in the discontinued Precision Engine segment, as well as $2.0 million for new products and programs, with the balance of the funds applied to increased capacity, cost reduction, quality enhancements, and safety and ergonomics improvements. Capital expenditures in 2005 included approximately $3.6 million for new product programs including $1.3 million for the GDI pump.

Cash Flows From Financing Activities. Stanadyne’s cash flows from financing activities resulted in net reductions in cash of $3.6 million, $40.5 million and $0.7 million in 2007, 2006 and 2005, respectively.

There were no cash flows from financing activities in our U.S.-based operations in 2007. No principal amounts were due for the Term Loan in 2007. Remaining balances under the Term Loan are not due until 2010. There were no borrowings under the U.S.-based Revolving Credit Line in 2007, which after reductions for outstanding letters of credit, represented $21.6 million of available liquidity.

Cash flows from financing activities in our foreign operations in 2007 included a $3.1 million decrease in overdraft borrowings at SpA compared to 2006 as well as payments of capital lease obligations totaling $0.3 million. The reduction in overdraft borrowings was funded by additional capital contributions from Stanadyne that were required to cover 2007 operating losses in SpA. Cash flows from financing activities in SAPL reflected a $0.3 million increase in the revolving credit facility, offset by $0.5 million of scheduled payments against the local term loan facility.

Cash flows from financing activities in our U.S.-based operations in 2006 included the repayment of $22.5 million in Term Loan principal from the Precision Engine asset sale proceeds. This repayment was applied to the most current scheduled principal payments, thereby eliminating any additional scheduled Term Loan amortization for the balance of the Senior Credit Agreement. Additional principal repayments of $20.0 million were made in the fourth quarter of 2006. Scheduled principal payments in 2006 totaled $0.5 million. There were no borrowings under the U.S.-based Revolving Credit Line in 2006, which after reductions for outstanding letters of credit, represented $27.5 million of available liquidity.

Cash flows from financing activities in our foreign operations in 2006 included additional overdraft borrowings of $2.8 million at SpA to support increased working capital needs and seasonal holiday payrolls, as well as $0.5 million in new capital lease obligations. Payments of capital lease obligations at SpA totaled $0.3 million this year. Cash flows from financing activities in SAPL reflected a net reduction of $0.05 million in outstanding indebtedness, with a scheduled installment against the term loan partially offset against additional borrowings against the revolving credit facility to support higher inventories.

Cash flows from financing activities for Holdings resulted in reductions in cash of $3.6 million, $40.0 million and $0.8 million in 2007, 2006 and 2005, respectively.

The net cash change in 2007 due to exercise of stock options and Holdings’ repurchase of its common stock, was less than $0.1 million. In addition to the cash flows from financing activities described for Stanadyne, positive cash flow of $0.5 million from financing activities in Holdings during 2006 resulted from the sale of common stock pursuant to the terms of the CEO’s employment agreement and from the exercise of stock options by retiring employees. A $0.1 million reduction in Holdings cash flows from financing activities in 2005 compared to Stanadyne was for payments of loan origination fees.

Management believes that cash flows from operations and availability of additional borrowings under the revolving credit facility will provide adequate funds for Stanadyne’s foreseeable working capital needs, planned capital expenditures and debt service obligations. At December 31, 2007, Stanadyne had $35 million in the revolving credit line of which $28.8 million was available for borrowing and $7.2 million was utilized for standby letters of credit. Stanadyne’s ability to fund its operations, make planned capital expenditures, make scheduled debt payments, refinance indebtedness and remain in compliance with all of the financial covenants under its debt agreements will depend on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Holdings’ subsidiaries. The Discount Notes are effectively subordinated to all of Stanadyne’s secured debt. Holdings does not have independent financial resources to pay the Discount Notes. Holdings was in compliance with the covenants of the Discount Notes as of December 31, 2007.

Pension Plans. We maintain a qualified defined benefit pension plan (the “Qualified Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Qualified Plan’s investment allocation, and peer comparisons. The Company selected the 8.25% expected return assumption used for 2007 net periodic pension expense with input from the Qualified Plan investment advisor. The investment advisor analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Qualified Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, the Company used an expected long-term rate of return assumption of 8.25% for 2007 and 8.75% for 2006. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.

The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 6.25% established for December 31, 2007, reflects an increase of 25 basis points from the 6.00% used at December 31, 2006. The increase in the discount rate selected is consistent with the increase in market yields on high quality fixed income securities which occurred between December 31, 2006 and December 31, 2007. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption, we also utilize the results of a cash flow model based on the Citigroup Pension Discount Curve. Under this approach, we discounted the expected future benefit payments under the Company’s pension plan using the discount curve, and solved for the single discount rate that would produce the same present value. Our analysis supports the 25 basis point increase in the discount rate to 6.25%.

The assumed average annual salary compensation increase assumption was 4.0% for the 2006 measurement date. No compensation increase rate is applicable for the hourly plans, as participats accrue fixed benefits for each year of service (regardless of compensation earned).

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants will continue to vest and all other retirement options, including early retirement reduction factors will continue unchanged. The assets will continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement benefit Plan.

The effect of the Pension Plan freeze resulted in curtailment gain of $10.0 million for the Pension Plan as well as a significant reduction in the annual pension expense. The one-time curtailment gain resulted from the reduction in the plans’ projected benefit obligations (“PBO”) due to the freeze of $9.4 million and unrecognized prior service costs of $0.6 million.

The value of the Qualified Plan assets increased to $80.8 million at December 31, 2007 from $72.9 million at December 31, 2006. The combined effect of the Pension Plan freeze and positive investment performance in 2007 reduced the Qualified Plan unfunded benefit obligation to $11.8 million at December 31, 2007 from $30.0 million at December 31, 2006. The Company contributed $5.9 million to the Qualified Plan in 2007 and expects the minimum required contribution to the Qualified Plan in 2008 will be approximately $3.4 million. There were no minimum required contributions to the Qualified Plan in 2006, and in 2005 the Company contributed $11.5 million for the 2004 plan year to achieve a current liability funding level of 90%.

The Company adopted SFAS158 effective December 31, 2007. As a result, the liability for the Qualified Plan and non-qualified plan was reduced by $2.7 million offset by an equal amount to accumulated other comprehensive income on a pre-tax basis. As of December 31, 2006, the accumulated benefit obligation was less than the accrued benefit cost of the Company’s nonqualified supplemental retirement plans. This resulted in an additional minimum liability of $0.82 million, a non-cash charge to accumulated other-comprehensive income of $0.68 million offset by a deferred tax asset of $0.25 million. As of December 31, 2005, the fair value of assets of the Company’s pension plan was more than the accumulated benefit obligation of the plan. As a result, the Company was not required to record an additional minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. As of December 31, 2005, the accumulated benefit obligation was less than the accrued benefit cost of the Company’s nonqualified supplemental retirement plans. This resulted in an additional minimum liability of $0.14 million, a non-cash charge to accumulated other-comprehensive income of $0.14 million offset by a deferred tax asset of $0.06 million.

OFF BALANCE-SHEET OBLIGATIONS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2007, the Company had the following obligations and commitments:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Operating Leases	$2,180	$1,011	$1,140	$29	$—
Capital Leases	504	248	256	—	—
Senior Subordinated Debt	160,000	—	—	—	160,000
Interest on Fixed Rate Debt	112,000	16,000	32,000	32,000	32,000
Long-Term Debt (1)	25,635	4,298	21,337	—	—
Purchase Obligations (2)	3,970	3,970	—	—	—
Other Long-Term Liabilities (3)	10,368	711	1,118	1,566	6,973

Total - Stanadyne	314,657	26,328	55,851	33,595	198,973

Unsecured Notes	100,000	—	—	—	100,000
Interest on Unsecured Notes	76,533	—	16,533	24,000	36,000

Total – Holdings	$491,190	$26,238	$72,384	$57,595	$334,973

(1)	No interest expense has been included in the obligation due to uncertainty of the underlying variable interest rates.
(2)	Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are the routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.
(3)	Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

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

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. We intend to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the effects, if any, that SFAS No. 157 may have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“FAS 159”). The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted FAS 159 on January 1, 2008, which did not have a material impact on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to business combinations for which the acquisition date is on or after December 27, 2008. The areas that are most applicable to the Company with regard to SFAS No. 141R are (1) that the statement requires companies to expense transaction costs as incurred (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will be adjusted through income as opposed to goodwill, and (3) any liabilities related to non-controlling interests will be recorded at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning in fiscal 2009. This statement shall be applied prospectively as of the beginning of 2009, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect of this statement to determine the impact it will have.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective beginning in fiscal 2009. The Company is currently evaluating the effect of this statement to determine the impact it will have.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of the Company’s revolving credit line and term loans approximate fair value. The revolving credit line is priced daily and the term loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. A 10% change in the interest rate on the revolving credit line and term loans would have increased or decreased the 2007 interest expense by $0.2 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2007 was approximately $153.8 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2007 was approximately $76.6 million.

Foreign Currency Risk. The Company has operating subsidiaries in Italy, India and China, thereby creating exposures to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. Historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also prices its products in currencies other than the currency of manufacture. Foreign currency exchange losses totaled $0.05 million in 2007 and gains totaled $0.03 million in 2006. The Company does not hedge against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Stanadyne Holdings, Inc.

Windsor, CT

We have audited the accompanying consolidated balance sheets of Stanadyne Holdings, Inc. and subsidiaries (“Holdings”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of Holdings’ management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Holding’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 10 and 11 to the consolidated financial statements, effective December 31, 2007, Holdings adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ Deloitte & Touche LLP

Hartford, CT
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stanadyne Corporation

Windsor, CT

We have audited the accompanying consolidated balance sheets of Stanadyne Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 10 and 11 to the consolidated financial statements, effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ Deloitte & Touche LLP

Hartford, CT
March 31, 2008

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$37,950	$25,394
Restricted cash	—	975
Accounts receivable, net of allowance for uncollectible accounts of $200 and $288 as of December 31, 2007 and 2006, respectively	38,813	40,804
Inventories, net	29,228	34,575
Prepaid expenses and other assets	1,772	1,587
Deferred income taxes	2,818	5,078

Total current assets	110,581	108,413
Property, plant and equipment, net	93,037	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	88,306	94,430

Total assets	$436,499	$445,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,967	$22,406
Accrued liabilities	35,778	42,297
Current maturities of long–term debt	4,298	6,673
Current portion of capital lease obligations	247	299

Total current liabilities	64,290	71,675
Long-term debt, excluding current maturities	264,136	255,330
Deferred income taxes	27,749	27,965
Capital lease obligations, excluding current portion	256	454
Other non current liabilities	26,311	46,742

Total liabilities	382,742	402,166

Minority interest in consolidated subsidiary	76	—
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $.01, 150,000,000 authorized shares, 106,430,081 and 106,362,581 issued shares, and 106,065,081 and 106,097,581 outstanding shares as of December 31, 2007 and 2006, respectively	1,064	1,064
Additional paid-in capital	54,085	53,661
Accumulated other comprehensive income	5,994	589
Accumulated deficit	(7,233)	(11,798)
Treasury stock, at cost, 365,000 and 265,000 shares as of December 31, 2007 and 2006, respectively	(229)	(147)

Total stockholders’ equity	53,681	43,369

Total liabilities and stockholders’ equity	$436,499	$445,535

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net sales	$292,546	$304,618	$295,956
Cost of goods sold	220,713	235,498	229,035

Gross profit	71,833	69,120	66,921
Selling, general, administrative and other operating expenses	32,803	43,039	35,784

Operating income	39,030	26,081	31,137
Other income (expense):
Interest income	1,105	1,459	537
Interest expense	(29,621)	(30,131)	(28,406)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	10,514	(2,591)	3,268
Income tax expense (benefit)	6,500	(1,075)	715

Income (loss) from continuing operations before minority interest	4,014	(1,516)	2,553
Minority interest in (income) loss of consolidated subsidiary	(76)	72	130

Income (loss) from continuing operations	3,938	(1,444)	2,683
Loss from discontinued operations, net of tax	—	(7,735)	(5,612)

Net income (loss)	$3,938	$(9,179)	$(2,929)

See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings			Comprehensive Income (Loss)
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount		Total
January 1, 2005	105,000,001	$1,050	$52,185	$1,410	$310	—	$—		$54,955
Comprehensive income:
Net loss					(2,929)			$(2,929)	(2,929)
Other comprehensive loss - Foreign currency translation adjustment				(1,581)				(1,581)	(1,581)
Additional pension liability, net of tax of $55				(87)				(87)	(87)

Other comprehensive loss								(1,668)

Comprehensive loss								$(4,597)

Purchase of treasury stock, at cost						50,000	(28)		(28)

December 31, 2005	105,000,001	1,050	52,185	(258)	(2,619)	50,000	(28)		50,330
Comprehensive income:
Net loss					(9,179)			$(9,179)	(9,179)
Other comprehensive income (loss) - Foreign currency translation adjustment				1,263				1,263	1,263
Additional pension liability, net of tax of $265				(416)				(416)	(416)

Other comprehensive income								847

Comprehensive loss								$(8,332)

Common stock issued	1,362,580	14	627						641
Purchase of treasury stock, at cost						215,000	(119)		(119)
Stock compensation expense			849						849

December 31, 2006	106,362,581	1,064	53,661	589	(11,798)	265,000	(147)		43,369
FIN 48 adoption/transition					627				627
FAS 158 adoption/transition, net of tax of $2,387				3,750					3,750
Comprehensive income:
Net income					3,938			$3,938	3,938
Other comprehensive income (loss) - Foreign currency translation adjustment				1,532				1,532	1,532
Additional pension liability, net of tax of $78				123				123	123

Other comprehensive income								1,655

Comprehensive income								$5,593

Common stock issued	67,500	—	31						31
Purchase of treasury stock, at cost						100,000	(82)		(82)
Stock compensation expense			393						393

December 31, 2007	106,430,081	$1,064	$54,085	$5,944	$(7,233)	365,000	$(229)		$53,681

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,938	$(9,179)	$(2,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,443	23,371	24,957
Amortization of debt issuance costs	11,351	10,364	9,490
Deferred income taxes	(740)	(13,680)	(4,058)
Minority interest in income (loss) of consolidated subsidiary	76	(72)	(130)
Loss on disposal of property, plant and equipment	1,142	9,422	2,506
Stock compensation expense	393	849	—
Pension plan curtailment gain	(10,015)	—	—
Changes in assets and liabilities:
Accounts receivable	2,487	(343)	(3,419)
Inventories	6,095	13	93
Prepaid expenses and other assets	2,113	1,345	2,910
Accounts payable	(779)	3,573	(3,529)
Accrued liabilities	(5,885)	6,769	(11,038)
Other non current liabilities	(7,076)	(1,104)	2,535

Net cash provided by operating activities	24,543	31,328	17,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,511)	(12,909)	(11,683)
Proceeds from disposal of property, plant and equipment	49	289	37
Decrease (increase) in restricted cash	975	(975)	—
Net proceeds from sale of discontinued operations	104	24,541	—

Net cash (used in) provided by investing activities	(8,383)	10,946	(11,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	31	641	—
Payments of loan origination fees	—	—	(168)
(Payments of) proceeds from foreign long-term debt	(480)	(48)	12
Net (payments) proceeds on foreign overdraft facilities	(2,800)	2,795	581
Payments on long-term debt	—	(42,988)	(923)
Payments on capital lease obligations	(306)	(279)	(314)
Purchase of treasury stock	(82)	(119)	(28)

Net cash used in financing activities	(3,637)	(39,998)	(840)

Net increase in cash and cash equivalents	12,523	2,276	4,902
Effect of exchange rate changes on cash and cash equivalents	33	37	(542)
Cash and cash equivalents at beginning of period	25,394	23,081	18,721

Cash and cash equivalents at end of period	$37,950	$25,394	$23,081

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2006, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $500.

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$37,711	$25,118
Restricted cash	—	975
Accounts receivable, net of allowance for uncollectible accounts of $200 and $288 as of December 31, 2007 and 2006, respectively	38,813	40,804
Inventories, net	29,228	34,575
Prepaid expenses and other assets	1,772	1,576
Deferred income taxes	2,818	5,078

Total current assets	110,342	108,126
Property, plant and equipment, net	93,037	98,117
Goodwill	144,575	144,575
Intangible and other assets, net	86,653	92,545

Total assets	$434,607	$443,363

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$23,967	$22,406
Accrued liabilities	35,769	42,288
Current maturities of long-term debt	4,298	6,673
Current portion of capital lease obligations	247	299

Total current liabilities	64,281	71,666
Long-term debt, excluding current maturities	181,336	181,638
Deferred income taxes	34,758	32,744
Capital lease obligations, excluding current portion	256	454
Due to Stanadyne Holdings, Inc.	1,251	891
Other non current liabilities	26,311	46,742

Total liabilities	308,193	334,135

Minority interest in consolidated subsidiary	76	—
Commitments and Contingencies
Stockholder’s Equity:
Common stock, par value $.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	105,000	105,000
Accumulated other comprehensive income	5,994	589
Retained earnings	15,344	3,639

Total stockholder’s equity	126,338	109,228

Total liabilities and stockholder’s equity	$434,607	$443,363

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net sales	$292,546	$304,618	$295,956
Cost of goods sold	220,713	235,498	229,035

Gross profit	71,833	69,120	66,921
Selling, general, administrative and other operating expenses	32,758	42,936	35,720

Operating income	39,075	26,184	31,201
Other income (expense):
Interest income	1,091	1,446	537
Interest expense	(20,281)	(21,793)	(20,945)

Income from continuing operations before income tax expense and minority interest	19,885	5,837	10,793
Income tax expense	8,731	891	3,534

Income from continuing operations before minority interest	11,154	4,946	7,259
Minority interest in (income) loss of consolidated subsidiary	(76)	72	130

Income from continuing operations	11,078	5,018	7,389
Loss from discontinued operations, net of tax	—	(7,735)	(5,612)

Net income (loss)	$11,078	$(2,717)	$1,777

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
January 1, 2005	1,000	$—	$105,000	$1,410	$4,579		$110,989
Comprehensive income:
Net income					1,777	$1,777	1,777
Other comprehensive loss - Foreign currency translation adjustment				(1,581)		(1,581)	(1,581)
Additional pension liability, net of tax of $55				(87)		(87)	(87)

Other comprehensive loss						(1,668)

Comprehensive income						$109

December 31, 2005	1,000	—	105,000	(258)	6,356		111,098
Comprehensive income:
Net income					(2,717)	$(2,717)	(2,717)
Other comprehensive income (loss) - Foreign currency translation adjustment				1,263		1,263	1,263
Additional pension liability, net of tax of $265				(416)		(416)	(416)

Other comprehensive income						847

Comprehensive loss						$(1,870)

December 31, 2006	1,000	—	105,000	589	3,639		109,228
FIN 48 adoption/transition					627		627
FAS 158 adoption/transition, net of tax of $2,387				3,750			3,750
Comprehensive income:
Net income					11,078	$11,078	11,078
Other comprehensive income - Foreign currency translation adjustment				1,532		1,532	1,532
Additional pension liability, net of tax of $78				123		123	123

Other comprehensive income						1,655

Comprehensive income						$12,733

December 31, 2007	1,000	$—	$105,000	$5,994	$15,344		$126,338

See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,078	$(2,717)	$1,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,443	23,371	24,957
Amortization of debt issuance costs	2,026	2,026	2,029
Deferred income taxes	1,897	(11,355)	(869)
Minority interest in income (loss) of consolidated subsidiary	76	(72)	(130)
Loss on disposal of property, plant and equipment	1,142	9,422	2,506
Stock compensation expense	393	849	—
Pension plan curtailment gain	(10,015)	—	—
Changes in assets and liabilities:
Accounts receivable	2,487	(343)	(3,419)
Inventories	6,095	13	93
Prepaid expenses and other assets	2,102	1,337	2,467
Due to Holdings	360	1,021	(130)
Accounts payable	(779)	3,573	(3,274)
Accrued liabilities	(5,885)	6,769	(10,923)
Other non current liabilities	(7,890)	(2,320)	2,535

Net cash provided by operating activities	24,530	31,574	17,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,511)	(12,909)	(11,683)
Proceeds from disposal of property, plant and equipment	49	289	37
Decrease (increase) in restricted cash	975	(975)	—
Proceeds from sale of discontinued operations	104	24,541	—

Net cash (used in) provided by investing activities	(8,383)	10,946	(11,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan origination fees	—	—	(82)
(Payments of) proceeds from foreign long-term debt	(480)	(48)	12
Net (payments) proceeds on foreign overdraft facilities	(2,801)	2,795	581
Payments on long-term debt	—	(42,988)	(923)
Payments on capital lease obligations	(306)	(279)	(314)

Net cash used in financing activities	(3,587)	(40,520)	(726)

Net increase in cash and cash equivalents	12,560	2,000	5,247
Effect of exchange rate changes on cash and cash equivalents	33	37	(542)
Cash and cash equivalents at beginning of period	25,118	23,081	18,376

Cash and cash equivalents at end of period	$37,711	$25,118	$23,081

During the year ended December 31, 2006, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $500.

See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(1)	Business

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Unless otherwise noted, the notes herein relate to both Holdings and Stanadyne for the years ended December 31, 2007, 2006 and 2005.

Holdings is a holding company with no other operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. Stanadyne’s previously wholly-owned subsidiary, Precision Engine Products Corp. (“PEPC”), was a supplier of roller-rocker arms, hydraulic valve lifters and lash adjusters to automotive engine manufacturers and the independent automotive aftermarket. On July 31, 2006, certain assets and liabilities of PEPC were sold to Defiance, Inc., a part of GenTek, Inc. (see Note 22).

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Discontinued Operations. The consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SAHC, Stanadyne, Precision Engine, Stanadyne, SpA (“SpA”), Stanadyne Changshu Corporation (“SCC”) and Precision Engine Products LTDA (“PEPL”). Intercompany balances have been eliminated in consolidation. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated based on the Company’s 51% controlling share, while the remaining 49% is accounted for as a minority interest. The financial statements of SAPL, SpA and PEPL are consolidated on a fiscal year basis ending November 30. The applicable amounts related to PEPC, including PEPL, are presented as discontinued operations for all periods presented herein (see Note 22).

Cash and Cash Equivalents. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be cash and cash equivalents.

Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2007 and 2006, inventories valued at LIFO represented 80% and 77% of total inventories, respectively.

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

Goodwill and Other Intangible Assets. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 requires that the carrying value of goodwill be evaluated for impairment on an annual basis and when other conditions exist by applying a fair value based test. The Company’s annual evaluation of December 31, 2007 and 2006 determined that there was no impairment. Significant judgments are required to estimate the fair value of reporting units and include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and estimated future results. SFAS 142 also requires annual fair value based

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2)	Summary of Significant Accounting Policies – (Continued)

impairment tests for other indefinite-lived intangible assets. Those annual impairment tests determined that there were no impairments as of December 31, 2007 and 2006. Intangible assets consist primarily of technological know-how, trademarks, customer contracts, patents and deferred loan origination costs. Identifiable intangible assets are amortized over their useful lives of 4 to 18.5 years.

Impairment of Long-Lived and Intangible Assets. The Company reviews long-lived assets, including property, plant and equipment and certain identifiable intangible assets to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including related intangible assets, exceeds the fair value of the assets.

Fair Value of Financial Instruments. Disclosures about fair value of financial instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate such value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 9 for fair value disclosures of long-term debt.

Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the revenue is recognized. These estimates are based upon analyses of historical experience of product returns and the related cost.

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

Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded when realization of deferred tax assets is not likely.

Foreign Currency Translation. The Company’s policy is to translate balance sheet accounts using the exchange rate at the balance sheet date and statement of operations accounts using the average monthly exchange rate for the month in which the transactions are recognized. The resulting translation adjustment is recorded as accumulated other comprehensive income (loss) in the consolidated balance sheets. Foreign currency transaction (losses) gains of $(48), $(27) and $18 are included in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

Research and Development. Research and development (“R&D”) costs incurred for the years ended December 31, 2007, 2006 and 2005 were $13,847, $11,528 and $11,917, respectively, of which $1,711, $1,505 and $634, respectively, were reimbursed by customers. Net R&D expenses of $12,136, $10,023 and $11,283 for the years ended December 31, 2007, 2006 and 2005, respectively, are included in the consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2)	Summary of Significant Accounting Policies – (Continued)

Repair and Maintenance Costs. The Company’s policy is to expense repairs and maintenance as incurred. Significant improvements or betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance.

Stock Options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under the modified prospective method, compensation costs are recognized for all stock option awards granted subsequent to January 1, 2006, as well as for the unvested portion of stock option awards outstanding as of January 1, 2006. Stock compensation expense is calculated on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards, which results in an acceleration of compensation. In accordance with the modified prospective method, results for prior periods have not been restated.

Prior to January 1, 2006, the Company followed the intrinsic method of accounting for its stock-based compensation under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” Intrinsic value is the excess of the market value of the common stock over the exercise price at the date of grant. Pro forma information regarding net (loss) income is presented below as if employee stock options were accounted for under the fair value method using Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”:

Stanadyne Holdings, Inc.	Year Ended December 31, 2005
Net loss as reported	$(2,929)
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	446

Pro forma net loss	$(3,375)

Stanadyne Corporation	Year Ended December 31, 2005
Net income as reported	$1,777
Stock based compensation using Black-Scholes option valuation model, net of related tax effects	446

Pro forma net income	$1,331

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting estimates most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities, workers’ compensation liabilities and stock compensation. Actual results could differ from those estimates.

New Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(2)	Summary of Significant Accounting Policies – (Continued)

to partially defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 will be applied prospectively. The Company intends to defer adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS 157 may have on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted SFAS 159 on January 1, 2008 which did not have a material impact on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning in fiscal 2009. This statement shall be applied prospectively as of the beginning of 2009, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect of this statement to determine the impact it will have.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective beginning in fiscal 2009. The Company is currently evaluating the effect of this statement to determine the impact it will have.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(3)	Inventories

Inventories at December 31 consisted of:

	2007	2006
Raw materials	$14,559	$15,543
Work in process	10,962	13,823
Finished goods	3,707	5,209

	$29,228	$34,575

The LIFO asset at December 31, 2007 and 2006 was $5,723 and $5,743, respectively.

(4)	Property, Plant and Equipment

Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2007	2006
Land	$7,940	$7,585
Building and improvements	24,438	23,322
Machinery and equipment	114,461	104,453
Assets under capital leases	2,004	1,440
Construction in progress	3,970	3,193

	152,813	139,993
Less accumulated depreciation and amortization	59,776	41,876

	$93,037	$98,117

Depreciation expense including amortization of assets acquired under capital leases was $17,683, $17,957 and $17,256 for the years ended December 31, 2007, 2006 and 2005, respectively. The net book value of assets acquired under remaining capital leases was $1,124 and $1,206 at December 31, 2007 and 2006, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(5)	Intangible and Other Assets

Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2007		2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	8,359	24,300	6,140
Customer contracts	15,252	5,190	15,252	3,665
Debt issuance costs	18,447	7,598	18,447	5,339
Other	411	57	516	41

	$109,510	$21,204	$109,615	$15,185

Stanadyne:	2007		2006
	Gross Carrying	Accumulated Amortization	Gross Carrying	Accumulated Amortization
	Value		Value
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	8,359	24,300	6,140
Customer contracts	15,252	5,190	15,252	3,665
Debt issuance costs	16,090	6,894	16,091	4,868
Other	411	57	516	41

	$107,153	$20,500	$107,259	$14,714

Amortization expense was $3,760, $4,097 and $4,097 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated annual amortization expense of the Company’s intangible assets is expected to be $3,264 in 2008, $3,249 in 2009, $3,160 in 2010, $2,944 in 2011 and $2,816 in 2012.

Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Holdings of $11,366, $10,364 and $9,490 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $2,026, $2,026 and $2,029 for the years ended December 31, 2007, 2006 and 2005, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(6)	Leases

The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2,234, $2,070 and $2,098, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2007 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2008	$331	$1,022
2009	248	1,011
2010	151	779
2011	104	361
2012	—	29

Total minimum lease payments	834	$3,202

Less: amount representing interest	331

Present value of net minimum capital lease obligations	503
Less: current installments of capital lease obligations	(247)

Capital lease obligations, excluding current installments	$256

(7)	Accrued Liabilities

Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	2007	2006	2007	2006
Accrued interest	$6,543	$6,972	$6,543	$6,972
Salaries, wages and bonus	10,530	8,138	10,530	8,138
Vacation	4,540	4,853	4,540	4,853
Accrued warranty	2,536	5,667	2,536	5,667
Accrued taxes	275	2,184	266	2,184
Workers’ compensation	2,876	2,292	2,876	2,292
Retiree health benefits	694	831	694	831
Pension	3,886	7,318	3,886	7,318
Other	3,898	4,042	3,898	4,033

	$35,778	$42,297	$35,769	$42,288

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(8)	Other Non Current Liabilities

Other non current liabilities at December 31 consisted of:

	2007	2006
Pensions	$8,009	$24,143
Retiree health benefits	7,155	10,458
Italian leaving indemnity (Note 10)	6,572	6,548
Workers’ compensation	3,850	4,293
Environmental	725	702
Other non-current liabilities	—	599

	$26,311	$46,742

(9)	Long–term Debt

Long–term debt at December 31 consisted of:

	Holdings		Stanadyne
	2007	2006	2007	2006
Revolving credit lines	$—	$—	$—	$—
Term Loans	21,200	21,200	21,200	21,200
Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount of $17,200 and $26,308 at December 31, 2007 and 2006, respectively	82,800	73,692	—	—
Stanadyne Amalgamations Private Limited debt, payable to India banks through 2011, bearing interest at rates ranging from 7.00% to 7.87%	1,095	1,186	1,095	1,186
Stanadyne, SpA debt, payable to Italian banks through 2008, bearing interest at rates ranging from 4.38% to 5.3%	3,339	5,925	3,339	5,925

	268,434	262,003	185,634	188,311
Less current maturities of long-term debt	4,298	6,673	4,298	6,673

Long-term debt, excluding current maturities	$264,136	$255,330	$181,336	$181,638

In 2004, Stanadyne refinanced its existing U.S. senior bank facility comprised of term loans and revolving credit lines, which resulted in one new term loan (the “Term Loans”) and a new revolving credit line (the “Revolving Credit Line”). In addition, Stanadyne issued new senior subordinated notes (the “Notes”) totaling $160,000.

At December 31, 2007 and 2006, Stanadyne had a total borrowing availability of $21,564 and $27,469, respectively, against the total maximum limit of the $35,000 Revolving Credit Line of which $7,231 and $7,531 were used for standby letters of credit at December 31, 2007 and 2006, respectively. Any amounts outstanding against the Revolving Credit Line are payable on August 6, 2009. If there were any borrowings on the Revolving Credit Line, the interest rate would have been 8.5% and 9.5% at December 31, 2007 and 2006, respectively. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the Revolving Credit Line.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(9)	Long-term Debt – (Continued)

At December 31, 2007 and 2006, the Company had $21,200 in Term Loans outstanding. There were no required Term Loan payments in 2007. The Term Loan and Revolving Credit Line agreements were amended in July 2006 to require net proceeds of $23.5 million from the sale of certain assets and liabilities of PEPC to be applied to the Term Loans. The Company repaid an additional $19.0 million of Term Loans from surplus cash in December 2006. Because the Company made pre-payments, the Term Loans outstanding at December 31, 2007 are payable with a final balloon payment of $21,200 on August 6, 2010. The Term Loans are primarily LIBOR borrowings and are re-priced approximately every month based on prevailing market rates. Accrued interest was calculated on outstanding term loan balances at 8.75% and 8.85% at December 31, 2007 and December 31, 2006, respectively. Interest is paid each calendar quarter.

Payment of the Revolving Credit Line and Term Loans (the “Senior Bank Facility”) is an obligation of Stanadyne Corporation (the “Borrower”) and is guaranteed by SAHC and each domestic subsidiary of SAHC, other than the Borrower (the “Guarantors”). The Senior Bank Facility is secured by substantially all of the assets of the Borrower and by a pledge of substantially all the issued and outstanding capital stock of the Guarantor and 65% of the capital stock of SpA and SAPL. In addition, the Senior Bank Facility is subject to financial and other covenants, including limits on indebtedness, liens and capital expenditures, and restrictions on dividends or other distributions to stockholders.

Stanadyne had $160,000 of Notes outstanding at December 31, 2007 and 2006 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne and is guaranteed by PEPC. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.

On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated rate of 12%. The Discount Notes were issued at a discounted price of 58.145% resulting in net proceeds of approximately $58,145 before considering financing costs. Interest will accrete until August 15, 2009. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the Stanadyne’s Senior Secured Bank Facility. The Discount Notes are not guaranteed by Stanadyne or any of the other subsidiaries of Holdings and are effectively subordinated to all of Stanadyne’s secured debt. Amortization of original issue discount interest expense was $9,108 and $8,107 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the weighted average interest rate on the Company’s current and long-term borrowings at SAPL was 7.21% and 7.66%, respectively.

At December 31, 2007 and 2006, the weighted average interest rate on the Company’s short-term borrowings at SpA was 5.21% and 4.09%, respectively.

The fair values of the Company’s Term Loans and short-term borrowings approximated their recorded values at December 31, 2007 and 2006 based on similar borrowing agreements offered by other major institutional banks. The fair value of the Notes based on bid prices at December 31, 2007 and 2006 was approximately $153,800 and $163,600, respectively. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2007 and 2006 was $76,625 and $67,625, respectively.

The aggregate maturities of long-term debt outstanding at December 31, 2007 were:

	Holdings	Stanadyne
2008	$4,298	$4,298
2009	55	55
2010	21,254	21,254
2011	27	27
2012	—	—
Thereafter	242,800	160,000

	$268,434	$185,634

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(9)	Long-term Debt – (Concluded)

For the years ended December 31, 2007, 2006 and 2005, interest paid by the Company was $18,705, $21,293 and $20,703, respectively.

(10)	Pensions

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The pension asset or liability under SFAS 158 is equal to the difference between the fair value of the plan’s assets and its projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. Prior guidance required the liability to be measured as the accumulated benefit obligation. In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS 158 also requires entities to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 was effective for the Company as of December 31, 2007. SFAS 158 had the effect of decreasing the Company’s accrued pension obligations by $2,719, increasing the deferred tax liability by $1,014 and increasing other accumulated comprehensive income by $1,705, as of December 31, 2007. There was no impact on the consolidated statements of operations. Pension amounts shown were determined based on a measurement date of December 31, which coincides with the Company’s year end.

The Company has a noncontributory defined benefit pension plan that covers substantially all of the domestic hourly and salaried employees. Benefits under the pension plan are based on years of service and compensation levels during employment for salaried employees and for the years of service for hourly employees. It is the policy of the Company to fund the pension plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations which typically vary from year to year. Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities.

The Company also has two nonqualified plans titled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable to designated employees under the Stanadyne Corporation Pension Plan. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Stanadyne Corporation Pension Plan if certain Code limitations did not apply to the designated employee’s Stanadyne Corporation Pension Plan benefit.

Benefits may be paid under the Stanadyne Corporation Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $323, $518 and $328 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Pensions – (Continued)

The effect of the Pension Plan freeze resulted in curtailment gains of $9,996 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan (see Note 11). These one-time curtailment gains are equal to the reduction in the plans’ projected benefit obligations due to the freeze of $9,382 and unrecognized prior service costs of $633.

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the pension plans and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2007 and 2006:

	2007	2006
Change in projected benefit obligations:
Benefit obligation at beginning of year	$102,348	$96,421
Service cost	726	3,367
Interest cost	5,598	5,696
Actuarial (loss) gain	(2,217)	314
Benefits paid	(3,962)	(3,450)
Curtailment gain	(9,904)	—

Benefit obligation at end of year	$92,589	$102,348

Change in plan assets:
Fair value of plan assets at beginning of year	$72,868	$66,845
Actual return on plan assets	5,578	9,152
Employer contribution	6,336	321
Benefits paid	(3,962)	(3,450)

Fair value of plan assets at end of year	$80,820	$72,868

Funded status:
Funded status	$(11,769)	$(29,480)
Unrecognized prior service cost	—	(641)
Unrecognized net actuarial loss	—	166

Balance sheet liability	$(11,769)	$(29,955)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(11,769)	$(30,778)
Accumulated other comprehensive income	—	823

Balance sheet liability	$(11,769)	$(29,955)

The components of the net periodic pension costs were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$726	$3,367	$3,489
Interest cost	5,598	5,696	5,167
Expected return on plan assets	(6,094)	(5,708)	(4,916)
Amortization of prior service costs	(8)	(64)	(64)
Recognized net actuarial loss	40	110	8

Net periodic pension cost	$262	$3,401	$3,684

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Pensions – (Continued)

Actuarial assumptions used in accounting for the pension plans were:

	As of December 31, 2007	As of December 31, 2006
Benefit obligation at year-end:
Assumed average salary compensation increase	N/A	4.00%
Discount rate	6.25%	6.00%

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net periodic benefit cost for the year:
Assumed average salary compensation increase	N/A	4.00%	4.00%
Discount rate	6.00%	5.75%	6.00%
Expected long-term rate of return on assets	8.25%	8.75%	8.75%

The assumed average salary compensation increase of 4% reflected the current economic conditions in 2006 and 2005. Changes to the Pension Plan to freeze benefits as of March 31, 2007 made assumptions for future salary compensation increases unnecessary for valuation of the December 31, 2007 benefit obligation. No compensation increase rate is applicable for the hourly plans, as participants accrue fixed benefits for each year of service regardless of compensation earned.

The discount rate used to value the pension obligation is developed with consideration given to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 6.25% set at December 31, 2007, reflects an increase of 25 basis points since 2006 in the weighted average of Moody’s Baa and Aaa rates (which represents a proxy for the Moody’s Aa rate). The discount rate of 6.00% set at December 31, 2006, reflects an increase in interest rates during 2006 measured on the same basis.

The expected return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the pension plan’s investment allocation, and peer comparisons. The Company has selected an 8.25% per annum investment return assumption for the purpose of calculating 2007 pension expense in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 87, “Employers’ Accounting for Pensions”. This rate of return is net of investment expenses.

In selecting the expected return assumption, the Company takes into consideration information provided by the pension plan trustee and the pension plan’s actuary. Based on the asset allocation percentages in the Company’s current investment policy, the actuary’s January 2007 investment return model produced a range of expected investment returns over the next 20 years of 5.9% to 9.3%. Based on the 5,000 investment return simulations produced by the model, it is anticipated that a passively invested fund allocated in accordance with the Company’s investment policy would generate an average annual return over the 20-year projection period equal to or in excess of 5.9% three-quarters of the time, while returns of 9.3% or greater would be anticipated 25% of the time. Therefore, the “best-estimate” range, based on this model, is 5.9% to 9.3%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.25% per annum is reasonable.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(10)	Pensions – (Concluded)

The Company was required to make $6.4 million in contributions to the Qualified Plan in 2007 for the 2006 plan year. The minimum required contribution in 2008 for the 2007 plan year is approximately $3.4 million. Asset management objectives under the pension plan’s investment policy include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

The Company’s pension plan asset allocation at December 31, 2007 and 2006 and targeted allocation for 2008 by asset category are as follows:

Asset Category	Target Allocation 2008	Percentage of Plan Assets
		2007	2006
Equity securities	55% -85%	70%	71%
Debt securities	15% -42%	30%	29%
Real estate	0% -5%	0%	0%
Cash equivalents	0% -5%	0%	0%

		100.0%	100.0%

The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2007 and 2006. Assets are generally rebalanced to the target asset allocation quarterly.

Estimated future benefit payments are as follows:

2008	$3,977
2009	4,240
2010	4,539
2011	4,791
2012	5,076
Subsequent five years	30,195

Additional information for defined pension plans includes:

	December 31, 2007	December 31, 2006
Projected benefit obligation	$92,589	$—
Accumulated benefit obligation	—	93,894
Decrease in minimum pension liability included in accumulated other comprehensive income	201	681

In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of accrued liabilities and other non current liabilities, in total, at December 31, 2007 and 2006 were $6,647 and $7,181, respectively. Leaving indemnity expense was $332, $832 and $797 for the years ended December 31, 2007, 2006 and 2005, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(11)	Postretirement Health Care and Life Insurance

As discussed in Note 10, the Company adopted SFAS 158, effective December 31, 2007. SFAS 158 had the effect of decreasing the Company’s accrued obligation for postretirement health care and life insurance benefits by $3,418, increasing the deferred tax liability by $1,373 and increasing accumulated other comprehensive income by $2,045, as of December 31, 2007. There was no impact on the consolidated statements of operations.

The Company and its domestic subsidiaries currently make available certain health care and life insurance benefits for retired employees if they were hired before January 1, 2007. Full-time employees of the Company, hired before January 1, 2007, may become eligible for those benefits when they reach retirement, provided they are age 57 or older and have at least ten consecutive years of service immediately preceding retirement, if such programs are still in effect.

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

The following table presents the plan’s change in benefit obligation, change in plan assets and funded status reconciled with amounts recognized in the Company’s consolidated balance sheets as of December 31:

	2007	2006
Change in benefit obligations:
Benefit obligation at beginning of year	$9,385	$10,336
Service cost	191	229
Interest cost	444	526
Actuarial gain	(1,804)	(1,570)
Plan participants’ contributions	1,631	2,263
Benefits paid	(1,998)	(2,399)

Benefit obligation at end of year	$7,849	$9,385

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	367	136
Plan participants’ contribution	1,631	2,263
Benefits paid	(1,998)	(2,399)

Fair value of plan assets at end of year	$—	$—

Funded status:
Funded status	$(7,849)	$(9,385)
Unrecognized net actuarial gain	—	(1,904)

Balance sheet liability	$(7,849)	$(11,289)

Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31, 2007	December 31, 2006
Benefit obligation at year-end:
Discount rate	6.00%	5.75%
Health care cost trend rates
Initial rate	N/A	N/A
Ultimate rate	N/A	N/A

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(11)	Postretirement Health Care and Life Insurance – (Concluded)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net periodic benefit cost:
Discount rate	5.75%	5.75%	6.00%
Expected long-term rate of return on assets	N/A	N/A	N/A

Health care cost trend rates:
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

Due to the changes implemented June 1, 2003 to the retiree health plans that standardized cost sharing guidelines for all U.S. retirees, assumed health care costs trend rates do not have a significant effect on amounts reported for the other postretirement plan benefits.

Postretirement health care and life insurance plan amounts shown are determined based on a measurement date of December 31, which coincides with the Company’s year end.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes

Income tax expense (benefit) consisted of:

	Current	Deferred	Total
Holdings
2007
Federal	$5,821	$1,067	$6,888
State	1,041	214	1,255
Foreign	378	(2,021)	(1,643)

	$7,240	$(740)	$6,500

2006
Federal	$5,943	$(5,796)	$147
State	1,092	(1,021)	71
Foreign	551	(1,844)	(1,293)

	$7,586	$(8,661)	$(1,075)

2005
Federal	$4,759	$(4,394)	$365
State	1,019	(786)	233
Foreign	672	(555)	117

	$6,450	$(5,735)	$715

Stanadyne
2007
Federal	$5,822	$3,298	$9,120
State	634	620	1,254
Foreign	378	(2,021)	(1,643)

	$6,834	$1,897	$8,731

2006
Federal	$5,943	$(3,830)	$2,113
State	734	(663)	71
Foreign	551	(1,844)	(1,293)

	$7,228	$(6,337)	$891

2005
Federal	$4,843	$(1,646)	$3,197
State	565	(345)	220
Foreign	672	(555)	117

	$6,080	$(2,546)	$3,534

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Continued)

Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) from continuing operations before income tax expense (benefit) and minority interest as follows:

Holdings	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Computed “expected” expense (benefit)	$3,680	$(907)	$1,144
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	421	(211)	(311)
Foreign taxes	497	551	672
Unrecognized tax benefits	282	—	—
Federal research and development credit	(150)	(150)	(150)
Tax benefit of extraterritorial income exclusion	—	(700)	(805)
Rate difference on income of foreign operations	158	106	36
Tax benefit for U.S. production activities	(378)	(210)	(221)
Non-deductible interest on Discount Notes	628	559	332
Change in valuation allowance	738	366	454
Other, net	624	(479)	(436)

	$6,500	$(1,075)	$715

Stanadyne	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Computed “expected” expense	$6,960	$2,043	$3,778
Increase (reduction) in income tax resulting from:
State taxes, net of federal tax effect	685	22	(87)
Foreign taxes	497	551	672
Unrecognized tax benefits	282	—	—
Federal research and development credit	(150)	(150)	(150)
Tax benefit of extraterritorial income exclusion	—	(700)	(805)
Rate difference on income of foreign operations	158	106	36
Tax benefit for U.S. production activities	(378)	(210)	(221)
Change in valuation allowance	329	—	—
Other, net	348	(771)	311

	$8,731	$891	$3,534

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Continued)

U.S. federal, state and foreign net income taxes paid by the Company amounted to $8,239, $4,539 and $3,700 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income from continuing operations before taxes from domestic operations of Holdings was $18,423, $3,928 and $7,742 for the years ended December 31, 2007, 2006 and 2005, respectively. Income before taxes from domestic operations of Stanadyne was $27,794, $12,356 and $15,267 for the years ended December 31, 2007, 2006 and 2005, respectively. Loss from continuing operations before taxes from foreign operations of the Company was $(8,211), $(4,654) and $(2,307) for the years ended December 31, 2007, 2006 and 2005, respectively.

As a result of losses in current and previous years, the Company has unused net operating loss carry-forwards for state income tax purposes of approximately $5,849 at December 31, 2007, which, if not used to offset future state taxable income, will expire during 2009 to 2021. The Company also has unused foreign net operating loss carry forwards of $11,750 at December 31, 2007 of which $1,001 will expire in 2008, $4,910 will expire in 2011 and $5,838 will expire in 2012.

At December 31, 2007 and 2006, Holdings had valuation allowances of $1,229 and $820, respectively, for state tax benefits that will not be realized. At December 31, 2007, the Company also had a valuation allowance of $329 for foreign tax benefits that will not be realized. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets are to be realized by offsetting them against temporary items.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2007	2006	2007	2006
Current:
Deferred tax assets:
Postretirement benefits	$1,240	$2,503	$1,240	$2,503
Net operating loss carry forwards	329	—	329	—
Compensated absences	1,327	1,499	1,327	1,499
Workers’ compensation	1,179	940	1,179	940
Health benefits	529	552	529	552
Warranty	987	2,265	987	2,265
Other	700	322	700	322

Deferred tax assets before valuation allowance	6,291	8,081	6,291	8,081
Less: valuation allowance	(329)	—	(329)	—

Deferred tax assets after valuation allowance	5,962	8,081	5,962	8,081
Deferred tax liabilities	(3,144)	(3,003)	(3,144)	(3,003)

Net current deferred tax asset	$2,818	$5,078	$2,818	$5,078

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(12)	Income Taxes – (Concluded)

	Holdings		Stanadyne
	2007	2006	2007	2006
Non current:
Deferred tax assets:
Postretirement benefits	$6,151	$14,114	$6,151	$14,114
Net operating loss carry forwards	3,886	2,251	3,886	2,251
Workers’ compensation	1,579	1,760	1,579	1,760
Accrued interest on Discount Notes	8,681	5,901	—	—
Other	3,277	3,281	3,720	3,583

Deferred tax asset before valuation allowance	23,574	27,307	15,336	21,708
Less: Valuation allowance	(1,229)	(820)	—	—

Deferred tax assets after valuation allowance	22,345	26,487	15,336	21,708
Deferred tax liabilities:
Property, plant and equipment	(50,094)	(54,452)	(50,094)	(54,452)

Net non-current deferred tax liabilities	$(27,749)	$(27,965)	$(34,758)	$(32,744)

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized tax benefits of approximately $627, which was accounted for as a decrease to income taxes payable and a reduction in the accumulated deficit for Holdings and an increase in retained earnings for Stanadyne, respectively, as of January 1, 2007.

The following summarizes the activity related to the unrecognized tax benefits:

2007
Balance at January 1, 2007	$0
Additions based on tax positions related to current year	55
Additions based on tax positions related to prior years	186

Balance at December 31, 2007	$241

All of the unrecognized tax benefits would, if recognized, impact the annual effective tax rate. A liability for potential penalties and interest of $41 was recorded during 2007. The Company recognized interest and penalties as a component of income tax expense. The Company does not expect any material changes to the unrecognized tax benefits to occur over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(13)	401(k) Plan

Substantially all of the Company’s domestic employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (“401(k) Plan”). The 401(k) Plan provides such employees with the opportunity to save for retirement on a tax deferred basis. Effective April 1, 2007, the 401(k) Plan was amended to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who were not then contributing 3% or more of compensation. The Company made matching contributions of $1,407, $265 and $253 during the years ended December 31, 2007, 2006 and 2005, respectively.

(14)	Stockholders’ Equity

Common Stock. During the year ended December 31, 2007, five former and retiring employees exercised stock options to purchase 67,500 shares of Holdings’ common stock at $0.47 per share for $31. A total of 100,000 shares were purchased by the Company for $82 and are held as treasury stock.

Stock Options. In August 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of three to four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Risk-free interest rate	5.14%	4.72%	4.29%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	30%	30%	0%
Expected term in years	6.25	6.25	8.80

For option grants in 2007 and 2006, the expected volatility is based on historical volatility of small capitalization companies in the same industry sector as the Company. Prior to the adoption of SFAS 123R, the Company applied the minimum value method using a Black-Scholes option pricing model, and accordingly, no volatility assumptions were required. The expected term of options represents the period of time that options granted are expected to be outstanding using the simplified method described in the guidance provided by SFAS 123R. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant having a term equal to the expected term of the option.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(14)	Stockholders’ Equity – (Concluded)

Presented below is a summary of stock option activity for the Option Plan for the years ended December 31, 2007, 2006 and 2005.

	Outstanding			Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price		Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2004	14,765,000	0.47		—	—
Cancelled	75,000	0.47		—	—
Vested	—	—		3,672,500	0.47
Granted(1)	680,000	0.67		—	—

December 31, 2005(2)	15,370,000	0.48		3,672,500	0.47
Exercised	(562,580)	0.47		(562,580)	0.47
Cancelled	(4,842,420)	0.47		(758,670)	0.47
Vested	—	—		875,000	0.47
Granted(1) (3)	3,900,000	0.49	(2)	—	—

December 31, 2006(2)	13,865,000	0.48		3,226,250	0.47
Exercised	(67,500)	0.47		(67,500)	0.47
Cancelled	(737,500)	0.62		(12,500)	0.47
Vested	—	—		—	—
Granted(1) (3)	630,000	0.89		—	—

December 31, 2007 (2)	13,690,000	$0.50		3,146,250	$0.47

(1)	The weighted average grant-date fair value of options issued during the years ended December 31, 2007, 2006 and 2005 was $0.26, $0.34 and $0.14, respectively.
(2)	The weighted average remaining life of options outstanding as of December 31, 2007, 2006 and 2005 was 7.28 years, 8.20 years and 8.11 years, respectively.
(3)	250,000 options were issued on April 17, 2007 with an exercise price of $0.95 per share. 380,000 options were issued on June 1, 2007 with an exercise price of $0.85 per share. 3,500,000 options were issued on January 10, 2006 with an exercise price of $0.67 per share. On March 31, 2006, the exercise price was reduced to $0.47 per share, which represented the estimated fair value on the date of grant. An additional 400,000 options were issued on October 2, 2006 with an exercise price of $0.64 per share.

As of December 31, 2007, there was $206 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan that is expected to be recorded over the next 2.41 years on a weighted-average basis. The total stock-based employee compensation expense for the year ended December 31, 2007 for the stock options awarded through December 31, 2007 was $393. The total intrinsic value of options exercised during the year ended December 31, 2007 was $0. The total fair value of options vested during the year ended December 31, 2007 was $0.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(15)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Foreign currency translation adjustment	$2,624	$1,092
Minimum pension liability, net of tax	(380)	(503)
Reduced pension liability from adoption of SFAS158, net of taxes of $1,014	1,705	—
Reduced other post employment benefits liability from adoption of SFAS158, net of taxes of $1,373	2,045	—

Total	$5,994	$589

(16)	Related Party Transactions

During each of the years ended December 31, 2007, 2006 and 2005, the Company incurred management fees of $750 payable to Kohlberg & Company L.L.C. for management services provided. These charges are included in selling, general and administrative expenses.

(17)	Significant Customers

Sales to customers and their affiliates, which represented approximately 10% or more of consolidated total net sales, were as follows:

	Year Ended December 31, 2007%		Year Ended December 31, 2006%		Year Ended December 31, 2005%
Customer A – Sales	$116,833	39.9	$120,854	39.7	$111,654	37.7

Accounts receivable balances with this customer and its affiliates were $7,038, $11,810 and $19,744 at December 31, 2007, 2006 and 2005, respectively.

(18)	Commitments and Contingencies

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

The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $932 and $942, with respect to these matters at December 31, 2007 and 2006, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(18)	Commitments and Contingencies – (Concluded)

The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2007	2006
Warranty liability, beginning of year	$5,667	$4,935
Warranty expense based on products sold	909	1,482
Warranty claims paid	(4,040)	(750)

Warranty liability, end of year	$2,536	$5,667

(19)	Segments

The Company had two reportable segments, Precision Products and Precision Engine, until the sale of PEPC on July 31, 2006 to Defiance, Inc. Subsequent to the sale, the Company had one reportable segment based on the aggregation of operating segments. The majority of the Precision Engine segment is included in discontinued operations for all periods presented.

(20)	Foreign and Geographic Information

The Company has manufacturing operations in the United States, Italy, India and China. The following is a summary of significant financial information by geographic area:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net sales:
Domestic – United States	$131,138	$132,990	$152,826

Foreign net sales:
Mexico	41,147	60,348	53,760
France	39,707	41,881	34,390
All other	80,554	69,399	54,980

Total foreign sales	161,408	171,628	143,130

Net sales	$292,546	$304,618	$295,956

	Holdings		Stanadyne
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Long-lived assets:
United States	$294,464	$309,457	$292,811	$307,572
Italy	25,216	25,712	25,216	25,712
India	2,394	1,953	2,394	1,953
China	3,844	—	3,844	—

Long-lived assets	$325,918	$337,122	$324,265	$335,237

Net deferred income tax (liabilities) assets:
United States	$(25,426)	$(21,273)	$(32,435)	$(26,052)
Italy	495	(1,614)	495	(1,614)

Net deferred income tax liabilities	$(24,931)	$(22,887)	$(31,940)	$(27,666)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(21)	Valuation and Qualifying Accounts

The components of significant valuation and qualifying accounts were as follows:

	Allowance for Uncollectible Accounts Receivable	Inventory Reserves	Holdings	Stanadyne
			Income Tax Valuation Allowance	Income Tax Valuation Allowance
Balance December 31, 2005	$368	$3,065	$454	$—
Charged to costs and expenses	(93)	(771)	366	—
Write-offs	—	117	—	—
Effect of exchange rate changes	13	82	—	—

Balance December 31, 2006	288	2,493	820	—
Charged to costs and expenses	(97)	1,033	739	329
Write-offs	—	(1,983)	—	—
Effect of exchange rate changes	9	21	(1)	—

Balance December 31, 2007	$200	$1,564	$1,558	$329

(22)	Discontinued Operations

On June 30, 2006, Stanadyne entered into a definitive agreement (the “Purchase Agreement”) with Defiance, Inc. for the sale of PEPC to GT Technologies, a part of Gen Tek, Inc. The sale included the U.S.-based assets of PEPC, certain liabilities as defined in the Purchase Agreement, and all of the stock in PEPC’s wholly-owned subsidiary in Brazil, Precision Engine Products, Ltda.

On July 31, 2006, Stanadyne concluded the sale of PEPC to Defiance, Inc., according to the terms of the Purchase Agreement. Gross proceeds from the sale totaled $25.3 million in cash, including $0.4 million due to a working capital adjustment based on the July 31, 2006 account balances. Gross proceeds were reduced by transaction costs of $0.8 million for net proceeds of $24.5 million of which $23.5 million was applied to a repayment of the Term Loans. The terms of the Purchase Agreement included a potential $10 million earn-out payment based on the achievement of certain performance levels in the twelve months following the sale. There was no earn-out amount based on the performance levels measured in the twelve months following the sale.

For the year ended December 31, 2006, loss from discontinued operations in the accompanying consolidated statements of operations of $7.7 million represented the loss from the discontinued operations of the PEPC segment of $3.3 million and the loss on disposal related to the sale of discontinued operations of $8.7 million and was net of a related income tax benefit of $4.3 million. Loss from discontinued operations of $5.6 million for the year ended December 31, 2005 consisted of the loss from the discontinued operations of the PEPC segment of $8.8 million, net of $3.2 million of related income tax benefit. The respective losses did not include any allocation of corporate costs that were previously allocated to the discontinued operations. Those costs are expected to continue in the future and are included in continuing operations. For the years ended December 31, 2006 and 2005, net sales from discontinued operations were $34.7 million and $63.4 million, respectively. The 2006 loss from discontinued operations included amounts estimated for product warranty costs claimed for reimbursement by Defiance, Inc. subject to an indemnity provision of the Purchase Agreement. Any differences in the ultimate amounts of these product warranty costs versus the amount estimated will be reflected in future periods as a gain or loss in discontinued operations.

(23)	Reorganization

During 2007, Stanadyne executed reorganization plans targeted to improve efficiencies in several of its locations. The U.S. salaried workforce was reorganized resulting in the elimination of 31 salaried positions. In connection with the reorganization, the Company recorded a charge to selling, general and administrative expenses of $0.7 million related to termination benefits. As of December 31, 2007, $0.4 million was paid with the remainder to be paid by March 31, 2008. The workforce in Italy was also reorganized in 2007 resulting in the elimination of 41 positions and a charge of $1.2 million to selling, general and administrative expenses for termination benefits. As of the end of 2007, $0.6 million was paid with the remainder to be paid by June 30, 2008. Finally, the Company consolidated its European sales and marketing activity in the Brescia, Italy location, allowing the closure of the Trappes, France office.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(23)	Reorganization – (Continued)

A total of 9 positions were eliminated as a result of this consolidation, while three others were transferred to other Stanadyne locations. In connection with this action, the Company recorded a charge of $0.9 million to selling, general and administrative expenses related to termination benefits. As of December 31, 2007, $0.3 million was paid with the remainder to be paid by May 31, 2008.

As part of the 2007 reorganization activities, the Company also recognized $0.9 million of additional depreciation expense related to a change in the estimated useful lives of machinery and equipment in its U.S. and Italy-based operations. This amount was included as a component of cost of sales.

During 2006, the Company also reorganized the U.S. salaried workforce to improve efficiencies resulting in the elimination of 61 salaried positions. In connection with the reorganization, the Company recorded a charge of $1.4 million related to the termination benefits which is reflected as a component of selling, general and administrative expenses for the year ended December 31, 2006. Also during 2006, the Company extended the reorganization to its foreign operations resulting in the termination of two management employees in its Italian subsidiary, Stanadyne, SpA. The termination costs related to that activity were approximately $1.2 million and are also reflected as a component of selling, general and administrative expenses for the year ended December 31, 2006. As of December 31, 2006, $2.0 million of the $2.6 million of termination benefits was paid and the balance was paid in 2007.

(24)	Supplemental Condensed Consolidating Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by Precision Engine Products Corp. (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, SAPL, SCC and PEPL (the ”Non-Guarantors”).

Supplemental condensed consolidating balance sheets as of December 31, 2007 and 2006 and the supplemental condensed consolidating statements of operations and cash flows for 2007, 2006 and 2005 for the Parent (Stanadyne), Subsidiary Guarantor and Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not presented because they are not required.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor		Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$34,900	$—		$1,915	$896		$37,711
Accounts receivable, net	32,798	—		6,015	—		38,813
Inventories, net	23,335	—		6,226	(333	)(a)	29,228
Other current assets	3,558	—		1,032	—		4,590

Total current assets	94,591	—		15,188	563		110,342
Property, plant and equipment, net	67,428	—		25,609	—		93,037
Intangible and other assets, net	225,382	—		5,909	(63)		231,228
Investment in subsidiaries	18,588	—		—	(18,588	)(b)	—

Total assets	$405,989	$—		$46,706	$(18,088)		$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$49,174	$—	(c)	$10,423	$139		$59,736
Current maturities of long-term debt and capital lease obligations	—	—		4,545	—		4,545

Total current liabilities	49,174	—		14,968	139		64,281
Long-term debt and capital lease obligations	181,200	—		392	—		181,592
Other non-current liabilities	54,313	—	(c)	6,819	(63)		61,069
Intercompany accounts	(2,112)	—		2,474	889		1,251
Minority interest	—	—		—	76		76
Stockholder’s equity	123,414	—		22,053	(19,129	)(b)	126,338

Total liabilities and stockholder’s equity	$405,989	$—		$46,706	$(18,088)		$434,607

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Certain liabilities retained by the Subsidiary Guarantor following the sale of that business, are included within the accounts shown for the Parent.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$24,463	$9	$107	$539		$25,118
Restricted cash	975	—	—	—		975
Accounts receivable, net	35,031	132	5,641	—		40,804
Inventories, net	27,934	—	8,004	(1,363	)(a)	34,575
Other current assets	5,526	618	510	—		6,654

Total current assets	93,929	759	14,262	(824)		108,126
Property, plant and equipment, net	76,420	—	21,719	(22)		98,117
Intangible and other assets, net	231,175	—	5,945	—		237,120
Deferred taxes	—	2,473	—	(2,473	)(b)	—
Investment in subsidiaries	14,579	—	—	(14,579	)(c)	—

Total assets	$416,103	$3,232	$41,926	$(17,898)		$443,363

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$54,574	$2,525	$7,452	$143		$64,694
Current maturities of long-term debt and capital lease obligations	—	—	6,972	—		6,972

Total current liabilities	54,574	2,525	14,424	143		71,666
Long-term debt and capital lease obligations	181,200	—	892	—		182,092
Other non-current liabilities	68,148	5,135	8,676	(2,473	)(b)	79,486
Intercompany accounts	3,059	(3,265)	1,410	(313)		891
Stockholder’s equity	109,122	(1,163)	16,524	(15,255	)(c)	109,228

Total liabilities and stockholder’s equity	$416,103	$3,232	$41,926	$(17,898)		$443,363

(a)	Amount represents the elimination of inventory for out of period transfers with subsidiaries.
(b)	Reclassification of deferred tax asset to consolidated net deferred tax liability.
(c)	Elimination of investments in subsidiaries of the Parent and Subsidiary Guarantor.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$273,170	$—	$29,073	$(9,697	)(a)	$292,546
Cost of goods sold	197,786	—	32,925	(9,998	)(a)	220,713

Gross profit	75,384	—	(3,852)	301		71,833
Selling, general, administrative and other operating expenses	28,768	—	3,990	—		32,758

Operating income (loss)	46,616	—	(7,842)	301		39,075
Other expense:
Interest, net	(18,822)	—	(368)	—		(19,190)

Income (loss) from continuing operations before income taxes and minority interest	27,794	—	(8,210)	301		19,885
Income taxes (benefit)	10,507	—	(1,776)	—		8,731
Minority interest in income of consolidated subsidiary	—	—	—	(76)		(76)

Net income (loss)	$17,287	$—	$(6,434)	$225		$11,078

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$286,971	$—	$27,418	$(9,771	)(a)	$304,618
Cost of goods sold	215,625	—	29,617	(9,744	)(a)	235,498

Gross profit	71,346	—	(2,199)	(27)		69,120
Selling, general, administrative and other operating expenses	39,804	—	3,132	—		42,936

Operating income (loss)	31,542	—	(5,331)	(27)		26,184
Other expense:
Interest, net	(20,105)	—	(242)	—		(20,347)

Income (loss) from continuing operations before income taxes and minority interest	11,437	—	(5,573)	(27)		5,837
Income taxes (benefit)	2,255	—	(1,364)	—		891
Minority interest in income of consolidated subsidiary	—	—	—	(72)		(72)

Income (loss) from continuing operations	9,182	—	(4,209)	45		5,018
Discontinued operations, net	—	(8,365)	632	(2)		(7,735)

Net income (loss)	$9,182	$(8,365)	$(3,577)	$43		$(2,717)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$278,150	$—	$26,589	$(8,783	)(a)	$295,956
Cost of goods sold	211,384	—	26,168	(8,517	)(a)	229,035

Gross profit	66,766	—	421	(266)		66,921
Selling, general, administrative and other operating expenses	33,418	—	2,302	—		35,720

Operating income (loss)	33,348	—	(1,881)	(266)		31,201
Other expense:
Interest, net	(20,247)	—	(161)	—		(20,408)

Income (loss) from continuing operations before income taxes and minority interest	13,101	—	(2,042)	(266)		10,793
Income taxes	3,488	—	46	—		3,534
Minority interest in income of consolidated subsidiary	—	—	—	(130)		(130)

Income (loss) from continuing operations	9,613	—	(2,088)	(136)		7,389
Discontinued operations, net	—	(6,966)	1,655	(301)		(5,612)

Net income (loss)	$9,613	$(6,966)	$(433)	$(437)		$1,777

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$17,287	$—	$(6,434)	$225	$11,078
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,916	—	3,527	—	21,443
Amortization of debt issuance	2,026	—	—	—	2,026
Loss on disposal of property, plant and equipment	894	—	248	—	1,142
Stock-based compensation expense	393	—	—	—	393
Pension plan curtailment gain	(10,015)	—	—	—	(10,015)
Deferred income taxes	3,918	—	(2,021)	—	1,897
Loss applicable to minority interest	—	—	—	76	76
Changes in operating assets and liabilities	(7,812)	—	4,053	249	(3,510)

Net cash provided by (used in) operating activities	24,607	—	(627)	550	24,530

Cash flows from investing activities:
Capital expenditures	(4,944)	—	(4,544)	(23)	(9,511)
Proceeds from disposal of property, plant and equipment	22	—	27	—	49
Proceeds from sale of net assets	104	—	—	—	104
Change in restricted cash	975	—	—	—	975
Investment in subsidiary	(10,444)	—	10,478	(34)	—

Net cash (used in) provided by investing activities	(14,287)	—	5,961	(57)	(8,383)

Cash flows from financing activities:
Net change in debt	—	—	(3,587)	—	(3,587)

Net cash used in financing activities	—	—	(3,587)	—	(3,587)

Net increase in cash and cash equivalents	10,320	—	1,747	493	12,560
Effect of exchange rate changes on cash	109	—	61	(137)	33
Cash and cash equivalents at beginning of period	24,469	—	107	542	25,118

Cash and cash equivalents at end of period	$34,898	$—	$1,915	$898	$37,711

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Continued)

	Year Ended December 31, 2006
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$9,743	$(8,926)	$(3,577)	$43	$(2,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,639	1,249	3,483	—	23,371
Amortization of debt issuance	2,026	—	—	—	2,026
Impairment of discontinued operations	—	9,422	—	—	9,422
Stock-based compensation expense	801	48	—	—	849
Other adjustments	(5,137)	(4,343)	(1,866)	(9)	(11,355)
Gain applicable to minority interest	—	—	—	(72)	(72)
Changes in operating assets and liabilities	28,901	(19,259)	119	289	10,050

Net cash provided by (used in) operating activities	54,973	(21,809)	(1,841)	251	31,574

Cash flows from investing activities:
Capital expenditures	(8,904)	(2,214)	(1,989)	198	(12,909)
Proceeds from disposal of property, plant and equipment	12	451	—	(174)	289
Proceeds from sale of net assets	—	24,541	—	—	24,541
Increase in restricted cash		(975)			(975)
Investment in subsidiary	(1,022)	—	—	1,022	—

Net cash (used in) provided by investing activities	(9,914)	21,803	(1,989)	1,046	10,946

Cash flows from financing activities:
Net change in debt	(42,988)	—	2,468	—	(40,520)
Net change in equity	—	—	1,022	(1,022)	—

Net cash (used in) provided by financing activities	(42,988)	—	3,490	(1,022)	(40,520)

Net increase (decrease) in cash and cash equivalents	2,071	(6)	(340)	275	2,000
Effect of exchange rate changes on cash	14	—	(13)	36	37
Cash and cash equivalents at beginning of period	22,376	14	460	231	23,081

Cash and cash equivalents at end of period	$24,461	$8	$107	$542	$25,118

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Condensed Consolidating Financial Statements – (Concluded)

	Year Ended December 31, 2005
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$10,936	$(8,289)	$(433)	$(437)	$1,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,988	3,517	3,452	—	24,957
Amortization of debt issuance	2,029	—	—	—	2,029
Other adjustments	(1,976)	3,731	40	(158)	1,637
Gain applicable to minority interest	—	—	—	(130)	(130)
Changes in operating assets and liabilities	(14,806)	3,498	(2,053)	710	(12,651)

Net cash provided by operating activities	14,171	2,457	1,006	(15)	17,619

Cash flows from investing activities:
Capital expenditures	(8,126)	(2,524)	(1,072)	39	(11,683)
Proceeds from disposal of property, plant and equipment	24	13	—	—	37

Net cash used in investing activities	(8,102)	(2,511)	(1,072)	39	(11,646)

Cash flows from financing activities:
Net change in debt	(732)	—	6	—	(726)

Net cash (used in) provided by financing activities	(732)	—	6	—	(726)

Net increase (decrease) in cash and cash equivalents	5,337	(54)	(60)	24	5,247
Effect of exchange rate changes on cash	(30)	—	75	(587)	(542)
Cash and cash equivalents at beginning of period	17,069	68	445	794	18,376

Cash and cash equivalents at end of period (1)	$22,376	$14	$460	$231	$23,081

(1)	Includes $246 of cash as of December 31, 2005 included in current assets of discontinued operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Financial Statements

Supplemental condensed balance sheets as of December 31, 2007 and 2006 and supplemental condensed statements of operations and cash flows for 2007, 2006 and 2005 are presented below for Stanadyne Holdings, Inc. on a stand alone basis.

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$239	$276
Other current assets	—	11

Total current assets	239	287
Intangible and other assets, net	8,663	6,664
Investment in subsidiaries	119,718	108,639
Due to Stanadyne Corporation	1,251	891

Total assets	$129,871	$116,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$9	$8

Total current liabilities	9	8
Long-term debt	82,800	73,692
Stockholders’ equity	47,062	42,781

Total liabilities and stockholders’ equity	$129,871	$116,481

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
SG&A	$45	$103	$64

Operating loss	(45)	(103)	(64)

Interest expense, net	9,326	8,325	7,461
Income tax benefit	(2,231)	(1,966)	(2,819)

Net loss	$(7,140)	$(6,462)	$(4,706)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

(24)	Supplemental Financial Statements – (Concluded)

STANADYNE HOLDINGS, INC.

SUPPLEMENTAL CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net loss	$(7,140)	$(6,463)	$(4,706)
Amortization of debt discount & deferred financing fees	9,326	8,338	7,461
Deferred income tax benefit	(2,638)	(2,325)	(3,189)
Change in operating assets and liabilities	466	203	203

Net cash provided by (used in) operating activities	14	(247)	(231)

Payments of loan origination fees	—	—	(86)
Proceeds from exercise of stock options	32	—	—
Purchase of treasury stock	(82)	(119)	(28)
Proceeds from the sale of common stock	—	640	—

Net cash (used in) provided by financing activities	(50)	521	(114)

Net (decrease) increase in cash and cash equivalents	(36)	274	(345)
Cash at cash equivalents at beginning of period	275	1	346

Cash at cash equivalents at end of period	$239	$275	$1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

(b) Management’s report on internal controls over financial reporting

Holdings’ management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of Holdings’ financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect the Holdings’ financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of the Holdings’ assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Holdings’ management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria established in Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, Holdings’ management concluded that internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Holdings’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Holdings’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits Holdings to provide only management’s report in this annual report.

Stanadyne’s management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of Stanadyne’s financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect Stanadyne’s financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of Stanadyne’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Stanadyne’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria established in Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, Stanadyne’s management concluded that internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Stanadyne’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Stanadyne’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits Stanadyne to provide only management’s report in this annual report.

(c) Changes in internal controls

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

ITEM 9B.	OTHER INFORMATION

See information under Part II, Item 5 relative to the sale of the Company’s unregistered securities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age as of December 31, 2007 and position as of March 6, 2008 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. In connection with the Transactions, Holdings, Kohlberg and other stockholders of Holdings entered into the KSTA Holdings Stockholders Agreement, dated August 6, 2004 (the “Stockholders Agreement”) pursuant to which such persons were granted certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne.

Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins and Mr. Wier. Mr. Wiggins, as Chairman of the Board of Stanadyne, received an annual stipend of $250,000 in 2007, 2006 and 2005, in addition to earning bonus amounts of $231,250, $218,500 and $61,750 in 2007, 2006 and 2005, respectively. Mr. Wier received an annual stipend of $25,000 in 2007, 2006 and 2005. During the fourth quarter of 2004, Mr. Wier received a grant for 25,000 options subject to terms of the Option Plan. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director or executive officer.

Effective January 22, 2007, James A. Kohlberg resigned from his positions as a director of the Company and all of its related subsidiaries or affiliates, including Stanadyne. Also effective January 22, 2007, the Company’s Board of Directors elected Seth H. Hollander as a director of the Company and Stanadyne to fill the vacancies created by the resignation of James A. Kohlberg.

STANADYNE HOLDINGS, INC.

Name	Age	Position
M. David Jones	60	President and Director (1)
Stephen S. Langin	49	Chief Financial Officer and Secretary
Samuel P. Frieder	43	Director (1), (2)
Seth H. Hollander	31	Director
Christopher Lacovara	43	Director
James A. Wier	64	Director (3)
James D. Wiggins	60	Director (1)
Gordon H. Woodward	39	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

STANADYNE CORPORATION

Name	Age	Position
M. David Jones	60	President, Chief Executive Officer and Director (1)
Stephen S. Langin	49	Vice President, Chief Financial Officer and Secretary
William W. Kelly	56	Senior Vice President and Chief Technical Officer
Jean S. McCarthy	60	Vice President, Human Resources
Waqas Sherwani	38	Vice President, Global Sourcing
Shawn F. Sullivan	50	Vice President, Fluid Management Technologies
Joseph M. Vorih	40	Vice President, International
Samuel P. Frieder	43	Director (1), (2)
Seth H. Hollander	31	Director
Christopher Lacovara	43	Director
James A. Wier	64	Director (3)
James D. Wiggins	60	Director and Chairman of the Board (1)
Gordon H. Woodward	39	Director (1), (2), (3)

(1)	Member of Executive Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee

M. David Jones, President, Chief Executive Officer and Director of Stanadyne and President and Director of Holdings. Mr. Jones joined the Company on January 11, 2006 as President and Chief Executive Officer of Stanadyne and President of Holdings. He became director of each of Holdings and Stanadyne on February 24, 2006. Mr. Jones has served on the Executive Committees for both Holdings and Stanadyne since March 6, 2006. Prior to joining Stanadyne, he served as the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. from 2000 to 2003. From 1970 to 2000, Mr. Jones was employed by Cummins Engine Company, Inc. where he held positions of increasing responsibility, culminating in a tenure as Vice President of the Filtration Group and President of Fleetguard/Nelson Inc. Mr. Jones holds a bachelor’s degree from Tennessee Technological University and an M.B.A. degree from Harvard Business School.

Stephen S. Langin, Vice President, Chief Financial Officer and Corporate Secretary of Stanadyne and Chief Financial Officer and Corporate Secretary of Holdings. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current positions with Stanadyne. Mr. Langin became the Chief Financial Officer and Secretary of Holdings on June 1, 2005. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.

William W. Kelly, Senior Vice President and Chief Technology Officer. Mr. Kelly joined Stanadyne in May 1982 as Assistant Chief Engineer for Advanced Engineering and was promoted to Director of Product Engineering in October 1987. Effective with the formation of Stanadyne Automotive Corp. in 1988, Mr. Kelly was appointed to Vice President of Engineering and Marketing for the Diesel Systems Division. In January 1998, Mr. Kelly was appointed Vice President and General Manager, Fuel Pumps, Precision Products. In 2003, he was appointed Senior Vice President and General Manager, and in 2006, he was appointed to his current position. Prior to joining the Company, he worked for Eaton Corporation for one year in the new product development, preceded by eight years with DaimlerChrysler Corporation in various roles involving vehicle and engine systems engineering. Mr. Kelly holds an M.S.M.E. degree from the University of Michigan concurrent with his graduation from the Chrysler Institute of Engineering, an M.B.A. from Wayne State University, and a B.S. Engineering degree from Oakland University.

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

Waqas Sherwani, Vice President, Global Sourcing. Mr. Sherwani joined the Company on February 5, 2007 as Vice President, Global Sourcing. Prior to joining Stanadyne, he was employed with General Motors from 1997 to September 2006, in various positions culminating as Global Director of Purchasing, Chassis. Mr. Sherwani received an undergraduate degree in mechanical engineering from the University of Engineering and Technology in Lahare, Pakistan, an M.S. degree from Wayne State University and an M.B.A. from the University of Michigan.

Shawn F. Sullivan, Vice President, Fluid Management Technologies. Mr. Sullivan joined Stanadyne in 1998 as Factory Manager, Fuel Pumps, Windsor Plant. In 2001, he was promoted to Director, International Development and was appointed Director, Precision Components and Assembly in 2003. In March 2006, Mr. Sullivan was promoted to Vice President and General Manager, Precision Engine Products Corp. until its sale in July 2006. Mr. Sullivan was appointed to his current position in August, 2006. Prior to joining Stanadyne, Mr. Sullivan worked eleven years for Walbro Automotive Corp. and held various management positions in operations, manufacturing and manufacturing engineering. Mr. Sullivan holds an M.B.A. in Marketing from the University of New Haven and a B.S. degree in Mechanical Engineering from Purdue University.

Joseph M. Vorih, Vice President, International. Prior to joining Stanadyne in May 2006, Mr. Vorih worked with Danaher Corporation for sixteen years, most recently as general manager of Danaher’s high-precision automation systems. During his sixteen-year tenure with Danaher Corporation, Mr. Vorih held positions within Danaher’s Ball Screws, Veeder-Root and Jacobs Vehicle divisions. Mr. Vorih holds a B.S. and an M.S. degree in mechanical engineering from Massachusetts Institute of Technology. He also holds an M.B.A from Rensselaer Polytechnic Institute.

Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 22, 2007. Mr. Hollander is Vice President of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holdings Corporation, Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Nielsen & Bainbridge, Inc. and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor.

Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 6, 2004. He has served as Chairman of both the Executive and Compensation Committees for Holdings and Stanadyne since January 24, 2005. Mr. Frieder is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of AGY Holdings Corporation, Central Parking Corporation, Concrete Technologies Worldwide, Inc., Critical Homecare Solutions, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc. Kohlberg Capital Corporation, Niagra Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, SVP Holdings, Ltd. and Trico Products Corporation. Mr. Frieder received an A.B. from Harvard College.

Christopher Lacovara, Director. Mr. Lacovara has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Lacovara is a Co-Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1988. He is a member of the board of directors of AGY Holdings Corporation, Critical Homecare Solutions, Inc., Central Parking Corporation, Concrete Technologies Worldwide, Inc., The Hoffmaster Group, Inc., Katy Industries, Inc., Niagra Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Redaelli Tecna,

S.p.A., SVP Holdings and Trico Products Corporation., Ltd. He is also chairman of the board of directors of Kohlberg Capital Corporation. Mr. Lacovara received an A.B. from Harvard College, a B.E.E.S. from Hofstra University and an M.S. from Columbia University.

James A. Wier, Director. Mr. Wier has served as a director of Holdings and Stanadyne since October 29, 2004. Mr. Wier serves on the Audit Committees for both Holdings and Stanadyne as the audit committee financial expert. Mr. Wier was President and Chief Executive Officer of Simplicity Manufacturing, Inc. until July 7, 2005. Prior to joining Simplicity Manufacturing, Inc. in 1999, Mr. Wier held a number of key positions in Briggs & Stratton Corporation including, since 1989, Executive Vice President of Operations. Mr. Wier received a Bachelor’s Degree in Business Administration from the University of Wisconsin, Madison. Mr. Wier has postgraduate work at the University of Northern Illinois and is a CPA. Mr. Wier is also a Director and Executive Chairman of SVP Holdings, Ltd. On July 15, 2005, Mr. Wier became a principal with Kohlberg & Company.

James D. Wiggins, Director and Chairman of the Board. Mr. Wiggins has served as a director of Holdings and Stanadyne since August 6, 2004. He has served on the Executive Committees for both Holdings and Stanadyne since January 24, 2005. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Holley Performance Products, Inc., a Kohlberg portfolio company. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an M.B.A. from Ball State University.

Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Mr. Woodward is Chairman of the Audit Committees for both Holdings and Stanadyne and has served on both the Executive and Compensation Committees since January 24, 2005. Mr. Woodward is a Principal of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of Central Parking Corporation, Critical Homecare Solutions, Inc., Hoffmaster Group, Inc., Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation and Redaelli Tecna, S.p.A. Mr. Woodward received an A.B. from Harvard College.

AUDIT COMMITTEE FINANCIAL EXPERT

The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The duties and responsibilities of the audit committees include the engagement and termination of the companies’ independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. Mr. Woodward is Chairman of the Audit Committees. The Board of Directors of each of Holdings and Stanadyne has determined that Mr. Wier has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Wier may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if the Holdings’ or Stanadyne’s securities were so listed (which they are not), as he is an employee of the majority stockholder of Holdings. Security holders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Wier’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Wier any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committees and Boards of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committees or Boards of Directors.

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

COMPENSATION DISCUSSION AND ANALYSIS

Discussion of compensation for the named executive officers relates to Stanadyne since the named executive officers of Holdings do not receive any compensation for serving as officers of Holdings.

The overall objectives of Stanadyne’s compensation program are to attract, retain and motivate talented individuals who have strategic vision and are responsible for achieving Stanadyne’s short-term and long-term objectives of expanding its markets, increasing sales, containing expenses, generating cash flow and net income, and creating shareholder value.

With Stanadyne’s base salary, stock options and other incentive and retirement programs, the compensation program is designed to recognize position and responsibility as well as reward accomplishment of the Company’s short and long-term objectives. The short term objectives (one year) include achieving operating cash flows as projected in the Company’s annual operating plan, improving the Company’s quality as perceived by its customers, and implementing a lean manufacturing philosophy. The longer term goals include increasing revenue base, increasing earnings as measured by EBITDA and achieving world-class performance in the areas of quality, delivery and customer satisfaction.

The elements of Stanadyne’s compensation program are as follows:

Base Salary – Base salary is designed to attract and retain employees over the period of their employment and is established commensurate with the responsibilities of the position and the executive’s qualifications, skills and experience. We periodically compare the base salaries of our executive officers to the marketplace to maintain a competitive position. These comparisons most often are determined by our knowledge of the base salary provided to similar positions in the other portfolio companies of our majority stockholder as well as through the use of professional recruiting agencies to assist in the identification and qualification of prospective candidates for employment.

Performance Based Incentive Compensation – We believe in a philosophy of pay-for-performance. Consequently, our performance based incentive compensation plans provide opportunities for our executives to earn up to a maximum of 125% of their base salary. As position and responsibility increase, a greater portion of the executive’s compensation is performance based. The performance based compensation is earned according to the terms of the Management Incentive Plan (“MIP”) which was subsequently renamed in 2007 as the Employee Incentive Plan (“EIP”) to include all U.S.-based hourly and salary employees, as well as select members of management in our foreign subsidiaries.

The MIP/EIP establishes annual goals for operating cash flow, defined as EBITDA, minus fixed capital expenditures, plus or minus changes in balance sheet operating asset and liability accounts. Each executive is assigned a Participation Factor expressed in terms of a percentage of the executive’s base salary. These Participation Factors are recommended annually by our Chief Executive Officer and subject to approval by the Compensation Committee. The performance bonus is determined for each executive by multiplying the annual base salary by the individual Participation Factor, multiplied by a Payout Factor. The Payout Factor is a percentage determined by dividing the actual annual operating cash flow result by the annual operating cash flow goal.

In keeping with our philosophy of rewarding performance, annual operating cash flows that are less than 90% of the annual cash flow goal result in a Payout Factor of zero, and no performance bonus amounts are earned. The Payout Factor is 75% for achieving at least 90% of the annual cash flow goal and increases by 2.5% for each 1% increase in the cash flow percentage of goal, up to 100%. The Payout Factor can increase by an additional 1.0% for each 1% increase in operating cash flow above the annual goal up to a maximum of 125%.

Equity Incentive Compensation – The Compensation Committee believes that a critical element in motivating executives to increase shareholder value is to designate a portion of their compensation to this goal. In the third quarter of 2004, Holdings established the 2004 Equity Incentive Plan (“Option Plan”) to provide for the award of non-qualified stock options to attract and retain persons who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Our Chief Executive Officer recommends individual option awards based on a determination of each employee’s role and responsibility for increasing shareholder value. These recommendations are presented to the Compensation Committee for review and approval. The exercise price of options granted under this Option Plan equals the fair value of the common stock of Holdings on the date of the grant. Accordingly, no compensation cost is associated with the issuance of these options.

As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier. There were no stock options granted to the Named Executive Officers during 2007. In 2006, Mr. Jones was awarded 3,500,000 stock options as part of his employment agreement. Also in 2006, Mr. Vorih was awarded 250,000 stock options.

To further encourage pay for performance, vesting of the option awards each year is dependent upon achieving targeted levels of earnings expressed as EBITDA and defined in the Option Plan. Subject to the terms of the Option Plan, 25% of the options granted in 2004 vested upon completion of the audit of the Company’s financial results for the year ended December 31, 2004. Based on the financial results for the years ended December 31, 2007, 2006 and 2005, no additional options vested.

There were no stock options exercised by the Named Executive Officers during the twelve months ended December 31, 2007.

Retirement Benefits – Our executive officers are eligible to participate in retirement plans available to all of our eligible employees, including the tax-qualified and non-qualified defined benefit plans, as well as a tax-qualified 401(k) plan.

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Automotive Corp. Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations, and the SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Both plans are described in more detail later in this section.

Welfare Benefits – Our executives participate in employee benefit plans generally available to our employees, including medical and health plans, as part of a comprehensive and competitive compensation program.

Additional Benefits and Perquisites – Company executives at a level of responsibility of Vice President and higher receive the following additional benefits and perquisites based on approval of our Chief Executive Officer. These additional perquisites provide a level of market competitive benefits and serve to secure and retain employment of the Company’s executive team.

•

Cash Allowance – Executives are provided an annual amount of $6,000 to allow the executive to engage assistance for financial planning, join community-based organizations to foster the Company image, or encourage a health-conscious lifestyle through wellness programs.

•	Medical Reimbursement Plan – The executives are provided a maximum annual reimbursement of $5,000 of medical-related costs not covered by the Company’s underlying health benefit plans.

•	Automobile Allowance – Executives are provided a Company-leased vehicle for their personal use or paid $800 as a monthly allowance for transportation.

•

Life Insurance – The Company pays annual premiums for variable annuity life insurance policies with a death benefit equal to two times average annual compensation for all of the Named Executive Officers except the Chief Executive Officer who receives a Company paid term life insurance policy with a death benefit of two times base salary.

•

Long Term Care Insurance – The Company pays annual premiums for long-term care insurance policies that provide a maximum monthly benefit of $6,000 for health care if the executive is unable to care for him/herself.

•

Executive Disability Insurance – The Company pays annual premiums for disability coverage designed to supplement the underlying coverage provided to all of the Company’s U.S.-based employees. The policy is owned by the individual executive and attempts to insure up to a maximum of 70% of annual compensation. Due to the insurer’s underwriting limits, the actual amount of compensation insured is often less than the 70% maximum.

•	Personal Umbrella Liability Insurance – The Company will reimburse the executives’ annual premium cost of a $2 million personal umbrella liability insurance policy.

The Stanadyne Compensation Committee is comprised of Samuel S. Frieder and Gordon H. Woodward, both full-time members of the Board of Directors. Mr. Frieder serves as the Chairman of the Compensation Committee. The role and responsibilities of the Compensation Committee include:

•	Evaluating the job performance of the Chief Executive Officer in relationship to mutually established goals and objectives;

•	Reviewing and approving recommendations for periodic salary and benefit changes for Stanadyne’s leadership team, including the Named Executive Officers; and

•	Administering the Company’s Stock Option Plan, including establishing vesting targets and approving option awards as recommended by our Chief Executive Officer.

The Compensation Committee meets as often as is necessary, usually in conjunction with the quarterly Board of Directors meetings.

The Compensation Committee has structured the elements of the executives’ overall compensation to reward performance through a balance of achievement of both the near and longer term objectives of the Company. Base salary and benefits are designed to attract and retain the most experienced and capable executives, the MIP/EIP compensation is designed to motivate success over a twelve month period and the Option Plan is designed to ensure the executives’ commitment to enhancing long-term shareholder value.

During 2007, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for base salary increases for each of the Named Executive Officers ranging from 2% to 5% based on his evaluation of the performance of each and their existing base salary relative to the marketplace. The Compensation Committee evaluated and approved these recommendations. At the same time, the Compensation Committee evaluated Mr. Jones’ base salary for the first time since his appointment in January 2006 and approved an increase of 11.1%, from $450,000 to $500,000 per year.

During the first quarter of 2007, Mr. Jones recommended to the Compensation Committee that changes to the Company’s defined benefit and 401(k) plans be made effective March 31 and April 1, 2007, respectively. These changes were recommended to make the Company’s overall retirement benefits more aligned with the marketplace by de-emphasizing the defined benefit plan and increasing the role of the 401(k) plan. As a result, the Compensation Committee recommended and the board of directors approved changes to both plans. The impact of these changes was to freeze benefits earned by all employees under the defined benefit plan effective March 31, 2007 and significantly increase the level of Company contributions under the 401(k) plan effective April 1, 2007. The effect of the pension plan changes on the Named Executive Officers benefits reduced the amount of pension benefit that would have otherwise been received at retirement if the plan had not been frozen. The increase to the 401(k) plan increased the maximum amount of Company benefit available to the Named Executive Officers from $300 per year to 3.5% of each executive’s annual base plus EIP compensation, up to the maximum allowable IRS limitation.

During 2006, our Chief Executive Officer, Mr. Jones, provided recommendations to the Compensation Committee for base salary increases for each of the Named Executive Officers ranging from 2% to 6% based on his evaluation of the performance of each and their existing base salary relative to the marketplace. Mr. Jones also recommended Mr. Sullivan’s promotion to Vice President of Precision Engine Products Corp. in March 2006 to fill a vacancy left by a former employee’s resignation. Subsequent to the sale of that segment of our business in July, 2006, Mr. Jones recommended that Mr. Sullivan be promoted to his current position and receive a stock option for 150,000 shares of Holdings’ common stock. The Compensation Committee evaluated and approved each of these recommendations because they were complementary to motivation of the short and long term goals of the Company.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Submitted by:

Samuel P. Frieder, Chairman

Gordon H. Woodward

Members of the Compensation Committee

Notwithstanding anything to the contrary set forth in any of Holdings’ and Stanadyne’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

In 2007, M. David Jones served as President of Holdings, and Stephen S. Langin served as Chief Financial Officer of Holdings. Neither Mr. Jones nor Mr. Langin received any compensation from Holdings for serving in those positions. The compensation of executive officers of Stanadyne is determined by the Compensation Committee of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Compensation Committee of Holdings. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal years 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
M. David Jones (effective 1/11/06)	2007	462,500	427,812	—		8,337	45,298	943,947
(President, Chief Executive Officer and Director)	2006	436,442	392,798	292,229	(1)	7,025	49,432	1,177,926

Stephen S. Langin	2007	262,500	242,812	—		22,605	41,854	569,771
(Vice President, Chief Financial Officer and Secretary)	2006	252,500	221,049	—		10,416	33,975	517,940

William W. Kelly	2007	322,000	297,850	—		19,946	57,223	697,019
(Senior Vice President and Chief Technical Officer)	2006	316,800	274,608	—		10,398	39,016	640,822

Jean S. McCarthy	2007	196,500	181,763	—		2,487	47,024	427,774
(Vice President, Human Resources)	2006	192,850	167,380	—		10,111	34,511	404,852

Joseph M. Vorih	2007	222,500	133,778	—		2,074	40,998	399,350
(Vice President, International)	2006	138,346	108,900	54,381	(1)	1,982	22,315	325,924

(1)	The valuation assumptions are those set forth in Notes 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.
(2)	Amounts shown are changes in pension value as there are no deferred compensation earnings.
(3)	All Other Compensation amounts included in this table are described for each individual as follows:
(a)	2007 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $10,250 automobile allowance and amounts paid for term life insurance, disability insurance, and long-term care insurance of $3,000, $9,560 and $3,468, respectively. Mr. Jones received $7,875 as the maximum amount in annual Company 401(k) matching contributions.

2006 Comments – Mr. Jones received $22,259 in other compensation in 2006 to offset his increased income tax liability created by reimbursement of his temporary living and relocation costs to establish residence at the Company headquarters in Connecticut. Mr. Jones also received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $5,571 automobile allowance and amounts paid for term life insurance, disability insurance, and long-term care insurance of $3,000, $11,158, and $1,445 respectively.

(b)	2007 Comments – Mr. Langin received amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,250 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $14,303, $2,535 and $1,392, respectively. Mr. Langin received $7,212 in annual Company 401(k) matching contributions as well as $293 reimbursement of annual premium on personal umbrella liability insurance.

2006 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,225 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $14,303, $2,535, and $1,392 respectively. Mr. Langin received $300 as the maximum amount in annual Company 401(k) matching contributions as well $221 reimbursement of annual premium on personal umbrella liability insurance.

(c)	2007 Comments – Mr. Kelly received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $23,000 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $13,773, $6,091, and $1,579 respectively. Mr. Kelly received $5,587 in annual Company 401(k) matching contributions as well $293 reimbursement of annual premium on personal umbrella liability insurance.

2006 Comments – Mr. Kelly received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,723 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $13,773, $6,091, and $1,579 respectively. Mr. Kelly received $300 as the maximum amount in annual Company 401(k) matching contributions as well $1,550 reimbursement of annual premium on personal umbrella liability insurance.

(d)	2007 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $15,975, $2,698 and $1,771, respectively. Ms. McCarthy received $471 reimbursement of annual premium on personal umbrella liability insurance as well as $5,423 in annual Company 401(k) matching contributions.

2006 Comments – Ms. McCarthy received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $7,704 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $15,975, $2,698 and $1,771, respectively. Ms. McCarthy received $363 reimbursement of annual premium on personal umbrella liability insurance.

(e)	2007 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, and long-term care insurance of $10,208, $2,782, and $1,692 respectively. Mr. Vorih received $508 reimbursement of annual premium on personal umbrella liability insurance as well as $3,240 in annual Company 401(k) matching contributions.

There were no stock options granted to the Named Executive Officers in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
M. David Jones	875,000	2,625,000	2,625,000	$0.47	1/19/2016
Stephen S. Langin	250,000	750,000	750,000	$0.47	9/30/2014
William W. Kelly	450,000	1,350,000	1,350,000	$0.47	9/30/2014
Jean S. McCarthy	37,500	112,500	112,500	$0.47	9/30/2014
	—	100,000	100,000	$0.67	9/18/2015
Joseph M. Vorih	—	250,000	250,000	$0.64	10/2/2016

Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005, 2006 or 2007, and consequently no additional vesting has taken place.

No options were exercised by the named executive officers in 2007.

The Company provides retirement benefits to the named executive officers through a defined benefit pension plan and a defined contribution 401(k) plan.

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan	1.583	$53,512	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	1.583	$65,321	0

Stephen S. Langin	Stanadyne Corporation Pension Plan	26.333	$316,520	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	26.333	$156,267	0

William W. Kelly	Stanadyne Corporation Pension Plan	25.583	$464,001	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	25.583	$517,516	0

Jean S. McCarthy	Stanadyne Corporation Pension Plan	7.166	$194,912	0
	Stanadyne Automotive Corp.
	Supplemental Retirement Plan	7.166	$35,873	0

Joseph M. Vorih	Stanadyne Corporation Pension Plan	1.583	$8,930	0

Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Automotive Corp. Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 10 to Consolidated Financial Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 6.0% and applying the 1994 Group Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before age normal retirement age of 65. A more complete description of these pension plans follows.

The Pension Plan provides benefits for all domestic non-collectively bargained, salaried employees of the Company and hourly employees of the Company employed at the Windsor, Washington and Jacksonville facilities. Salaried employees who participate in the Pension Plan are provided benefits calculated under one of two different formulas. Salaried participants are entitled to the greater of the two benefit amounts.

Under Formula One, benefits are based upon (i) a percentage of the monthly average compensation received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the “Final Average Compensation”), (ii) the years of service of the participant with the Company and certain related or predecessor employers (“Years of Credited Service”), and (iii) a percentage of the primary age 65 Social Security benefit. Specifically, the accrued benefit payable under Formula One of the Pension Plan is equal to (w) + (x)—(y)—(z), where

(w)	=	1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)

(x)	=	1% of Final Average Compensation times Years of Credited Service in excess of 30

(y)	=	1.667% of primary Social Security times Years of Credited Service (not in excess of 30)

(z)	=	Annuity for employees actively employed prior to July 2, 1988 (where applicable)

Formula Two under the Pension Plan provides salaried participants with an accrued monthly benefit equal to $21.00 times Years of Credited Service less an Annuity for employees actively employed prior to July 2, 1988 (where applicable).

For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $225,000 for 2007, $220,000 for 2006 and $210,000 for 2005 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.

The Company also maintains two nonqualified plans entitled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable under the Pension Plan for designated employees. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Pension Plan if certain Code limitations did not apply and the designated employee’s Pension Plan benefit.

Benefits may be paid under the Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5,000 or less, a lump sum.

PENSION PLAN TABLE (1)(2)

	Years of Service
Final Average Annual Compensation	15	20	25	30	35
$125,000	$27,755	$37,007	$46,259	$55,510	$61,760
150,000	34,130	45,507	56,884	68,260	75,760
175,000	40,505	54,007	67,509	81,010	89,760
200,000	46,880	62,507	78,134	93,760	103,760
225,000	53,255	71,007	88,759	106,510	117,760
250,000	59,630	79,507	99,384	119,260	131,760
300,000	72,380	96,507	120,634	144,760	159,760
400,000	97,880	130,507	163,134	195,760	215,760
450,000	110,630	147,507	184,384	221,260	243,760
500,000	123,380	164,507	205,634	246,760	271,760

Note:

(1)	Amounts shown represent the annual single-life benefit at age 65 from the Pension Plan (as defined herein) plus the benefit from the SERP (as defined herein).

(2)	For this illustration, the annual social security benefit was assumed to be $16,476 for the calculation of the Social Security offset.

Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze benefits with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants will continue to vest and all other retirement options, including early retirement reduction factors will continue unchanged. The assets will continue to be held in trust for participants until they retire. The accrual of benefits for the named executives who participate in the SERP is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the SERP.

401(k) Plans

The Company sponsors two savings plans which are intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the “401(k) Plan”).

Beginning on January 1, 1998, hourly employees at the Tallahassee plant were eligible to participate in the Precision Engine Products Corp. Retirement Fund (the “PEPC 401(k) Plan”). The participants in the PEPC 401(k) Plan received a Company core contribution of $300 per year plus a maximum matching contribution of $200. Since the sale of Precision Engine in July, 2006, contributions to the PEPC 401(k) Plan ceased because all employees were transferred to the buyer.

Effective April 1, 2007, Stanadyne amended the 401(k) Plan to: (i) substantially increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation.

2007 DIRECTOR COMPENSATION

Name	Fees Earned of Paid in Cash ($)	Non-Equity Compensation ($)	Total ($)
James A. Wier	$25,000	$0	$25,000
James D. Wiggins	$250,000	$231,250	$481,250

Mr. Wiggins serves as the Chairman of the Board and receives an annual director’s fee of $250,000. He also received incentive compensation of $231,250 in 2007 under the Company’s EIP bonus plan. Mr. Wier is paid an annual fee of $25,000 for his service on the boards of directors of Holdings and Stanadyne. No other directors of Holdings or Stanadyne receive compensation for their service, but the Company does reimburse all directors for their reasonable out-of-pocket expenses for attending board and committee meetings.

EMPLOYMENT AGREEMENTS

M. David Jones

Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2007 at a base salary of $462,500 and other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary is subject to increase in an amount and frequency as determined by the Board.

Mr. Jones employment agreement is effective until his termination of employment due to death, disability, for cause, as defined in the agreement, or without cause upon written notice from the Executive Committee of the Board. Mr. Jones may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of, his position, authority, duties or responsibilities. If employment is terminated without cause or for Good Reason, the Company shall pay to Mr. Jones for a period of eighteen months following the date of termination, his base salary at the rate in effect at the date of termination and the cost of participation in the Company’s group health benefit plans. Based on Mr. Jones’ salary and benefits for 2007, these amounts would equal $750,000 and $49,243, respectively.

On March 31, 2006, Stanadyne entered into a letter agreement with Mr. Jones, amending the employment agreement with him that was entered into on January 10, 2006. The amendment to the employment agreement provided for options to purchase 3.5 million shares of common stock of Holdings at $0.47 per share rather than $0.67 per share that was originally reported. These options continue to be subject to all of the terms of Holdings’ 2004 Equity Incentive Plan. In addition, the amendment to the employment agreement further provided Mr. Jones the opportunity to purchase a maximum of $2.0 million of Holdings’ common stock at a price of $0.47 per share rather than $0.67 per share that was originally reported, by no later than March 31, 2006. Mr. Jones purchased 800,000 shares pursuant thereto.

William W. Kelly

Pursuant to an employment agreement with Stanadyne, Mr. Kelly served in his noted capacities during 2007 at a base salary of $322,000. His salary is reviewed at least annually and shall be increased to be consistent with increases in base salary awarded in the ordinary course of business to other key executives.

Mr. Kelly’s employment agreement is renewed automatically for a term of one year on the anniversary of the effective date, unless notice is given by Stanadyne no later than thirty days before the end of the current term. If Stanadyne does not renew the agreement within the three-year period following a change of control, the change of control provisions will continue to apply and the executive may be entitled to certain payments under the agreement in the event of termination.

Stanadyne may terminate Mr. Kelly for cause, as defined in the agreement, as well as for death and disability. Moreover, the executive may terminate the agreement for “Good Reason,” which includes, among other circumstances, when the executive is assigned duties inconsistent with, or is subject to any other action by Stanadyne that results in a diminution of his position, authority, duties or responsibilities. Upon the termination of the employment agreement by the executive upon Good Reason, the Company shall pay to the executive within thirty days of the date of termination (i) his base salary through the date of termination, as well as any outstanding bonus payments; (ii) the previous year’s bonus payment prorated for the fiscal year of the termination; (iii) an amount equal to the executive’s base salary; (iv) any deferred compensation; and (v) any other amount due the executive under any other separation or severance pay plan of Stanadyne. Based on Mr. Kelly’s compensation for 2007, and assuming Mr. Kelly terminated his employment at the end of the first fiscal quarter of 2008, these amounts would equal $0, $74,463, $328,000, $0 and $22,708, respectively.

William D. Gurley

Effective January 10, 2006, William D. Gurley retired from his position as President and Chief Executive Officer of Stanadyne. Severance benefits totaling $2,023,894 were calculated based on the terms of Mr. Gurley’s employment agreement. Amounts totaling $599,154 and $826,064 were paid in 2007 and 2006, respectively, with the balance of $598,676 due January 10, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $.01 per share (“Holdings Common Stock”), of which 106,065,081 shares were outstanding on December 31, 2007. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.

As of December 31, 2007, there were 39 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2007, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2) c/o Kohlberg Management IV, L.L.C. 111 Radio Circle Mount Kisco, NY 10549	60,000,001	56.4
Co-Investment Partners, L.P c/o Lexington Partners, Inc. 660 Madison Avenue New York, NY 10021	20,000,000	18.8
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	0	*
Seth H. Hollander (3)	0	*
Christopher Lacovara (3)	0	*
Gordon H. Woodward (3)	0	*
James A. Wier (3)(5)	6,250	*
M. David Jones (6)	1,675,000	1.6
William K. Kelly (7)	1,150,000	1.1
Stephen S. Langin (8)	650,000	*
Jean S. McCarthy (9)	37,500	*
Joseph M. Vorih	0	*
All executive officers and directors as a group (13 persons) (10)	5,443,750	7.4

*	Represents less than 1%
(1)

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable, unless otherwise noted.

(2)	Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, and Kohlberg Partners IV, L.P. with 15,175,605 shares.
(3)	Each of Messrs. Wiggins, Frieder, Hollander, Lacovara, Wier and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.
(5)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.
(6)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.
(7)	Includes 450,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.
(8)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.
(9)	Consists entirely of shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.
(10)	Includes 2,843,750 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.

Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.

The following table sets forth information regarding Holdings’ equity compensation plan as of December 31, 2007. Holdings’ stockholder-approved Option Plan is described further in Notes 2 and 14 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,690,000	(1)	$0.50	1,679,920
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
Total	13,690,000	(1)	$0.50	1,679,920

(1)	Consists of 3,146,250 vested outstanding exercisable options and 10,543,750 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Company does not have any formal policies or procedures with respect to reviewing or approving related party transactions. However, it would expect its board of directors to consider any such transactions consistent with its fiduciary duties.

DIRECTOR INDEPENDENCE

As the President of Holdings and Chief Executive Officer of Stanadyne, director M. David Jones is not considered “independent” based on the listing standards of the Nasdaq Stock Market if the securities of each of Holdings and Stanadyne were so listed (which they are not). While each of the other directors is a member of the management of the controlling stockholder of the Company, the boards of directors of Holdings and Stanadyne have concluded that each director is “independent” based on such listing standards since the management fee received by such stockholder is less than 5% of the gross revenues of the Company, and the boards of directors have concluded that such relationship, in their opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

However, the directors serving on the audit committee, namely Gordon Woodward and James Wier, may not be considered independent based on the more stringent independence standards of the Nasdaq Stock Market applicable to directors serving on audit committees since each of the audit committee members is a member of the management of the controlling stockholder of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2007 and 2006, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

Audit Fees

The aggregate fees billed for the audits of our annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $390,550 and $409,590, respectively.

Audit Related Fees

There were no audit related fees paid in 2007 and 2006 for Stanadyne or Holdings.

Tax Fees

The aggregate fees billed for our tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $83,712 and $71,849, respectively. These fees primarily related to preparation of state and federal income tax returns, including a calculation for federal extraterritorial income exclusion.

All Other Fees

The aggregate fees billed for services related to accounting consultation for the sale of the Precision Engine segment, related filings with the Securities and Exchange Commission and other miscellaneous services not included above were $15,979 in 2006 for Stanadyne. There were no amounts billed for 2007 services.

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

See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2. Financial Statement Schedules:

Neither Holdings nor Stanadyne is required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain what information is required.

3. Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333- 45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333- 124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Form S-4 Statement of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (field as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (filed as Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co-Documentation Agent, and Lasalle Bank National Association, as Co- Documentation Agent (filed as Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (filed as Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 99.2 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.8	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (filed as Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.3 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.4.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.5 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333- 45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333- 45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, Stanadyne Corporation has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.9	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.10 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.10.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.11	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.12	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d- 14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d- 14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: March 31, 2008	By:	/s/ M. David Jones
M. David Jones
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ M. David Jones
M. David Jones
President and Director

Date: March 31, 2008	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: March 31, 2008	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 31, 2008	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: March 31, 2008	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: March 31, 2008	By:	/s/ James A. Wier
James A. Wier
Director

Date: March 31, 2008	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2008	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent an annual report to security holders covering the registrant’s last fiscal year and has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Stanadyne Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: March 31, 2008	By:	/s/ M. David Jones
M. David Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ M. David Jones
M. David Jones
President, Chief Executive Officer and Director

Date: March 31, 2008	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date: March 31, 2008	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date: March 31, 2008	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date: March 31, 2008	By:	/s/ Christopher Lacovara
Christopher Lacovara
Director

Date: March 31, 2008	By:	/s/ James A. Wier
James A. Wier
Director

Date: March 31, 2008	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date: March 31, 2008	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent an annual report to security holders covering the registrant’s last fiscal year and has not sent a proxy statement, form of proxy or other proxy soliciting material to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2	Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1	Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1	Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2	Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1	Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2	Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333- 124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4	Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.1	Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2	Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10- Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4.1	Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 4.4.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and Goldman Sachs Credit Partners L.P. as the Term Collateral Agent (filed as Exhibit 4.4.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.4.3	First Amendment dated July 31, 2006, to Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, and Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner, Syndication Agent, Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.5.1	Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation as Co- Documentation Agent, and Lasalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 4.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.2	Pledge and Security Agreement dated as of August 6, 2004 between each of Stanadyne Corporation, Stanadyne Automotive Holdings Corp., and Precision Engine Products Corp. and The CIT Group/Business Credit, Inc. as the Revolving Collateral Agent (filed as Exhibit 4.5.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.5.3	Second Amendment dated July 31, 2006, to Revolving Credit and Guaranty Agreement dated as of August 6, 2004 among Stanadyne Corporation, as Borrower, Stanadyne Automotive Holding Corp. and Certain Subsidiaries of Stanadyne Corporation, as Guarantors, Various Lenders, Goldman Sachs Credit Partners L.P., as sole Lead Arranger, Sole Bookrunner and Syndication Agent, The CIT Group/Business Credit Inc., as Administration Agent and Collateral Agent, Antares Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (filed as Exhibit 99.1 to Current Report on Form 8-K of Stanadyne Corporation dated July 31, 2006 and filed August 4, 2006). (1)

4.6	Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7	Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.8	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

10.1 *	Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *	Form of Amended and Restated Employment Agreement by and between Stanadyne Automotive Corp. and William Gurley and William Kelly (filed as Exhibit 10.3 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.3 *	Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1 *	Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.4 *	Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.4.1*	Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.5 *	Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333- 45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *	Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333- 45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7 *	Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333- 45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8	Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.8.1	Amendment dated March 13, 1998 to Customer Agreement dated as of January 22, 1996 between Stanadyne Automotive Corp. and General Motors Powertrain Group (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (filed as Exhibit 10.12.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 1998, filed on May 14, 1998). (1)

10.9	Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.10 *	Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated January 10, 2006 and filed on January 17, 2006). (1)

10.10.1 *	Letter Agreement dated March 31, 2006 amending the Employment Agreement between Stanadyne Corporation and M. David Jones dated January 10, 2006 (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006). (1)

10.11	Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.12	KSTA Holdings, Inc. Stockholders Agreement dated August 6, 2004.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Business Ethics Policy (filed as Exhibit 14.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004). (1)

21	Subsidiaries of Registrants

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference.