Form 10-Q
period 2008-03-31
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2008-05-15
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, there was no established public trading market for the shares of either of the registrant’s common stock and no shares of common stock were held by non-affiliates of either registrant.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$26,021	$37,950
Accounts receivable, net of allowance for uncollectible accounts of $203 as of March 31, 2008 and $200 at December 31, 2007	42,457	38,813
Inventories, net	33,365	29,228
Prepaid expenses and other assets	1,478	1,772
Deferred income taxes	2,900	2,818

Total current assets	106,221	110,581
Property, plant and equipment, net	92,922	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	86,826	88,306

Total assets	$430,544	$436,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,081	$23,967
Accrued liabilities	26,524	35,778
Current maturities of long-term debt	12,786	4,298
Current portion of capital lease obligations	220	247

Total current liabilities	61,611	64,290
Long-term debt, excluding current maturities	260,386	264,136
Deferred income taxes	27,320	27,749
Capital lease obligations, excluding current portion	225	256
Other non current liabilities	25,716	26,311

Total liabilities	375,258	382,742

Minority interest in consolidated subsidiary	100	76
Commitments and Contingencies
Stockholders’ equity:
Common stock	1,064	1,064
Additional paid-in capital	54,118	54,085
Other accumulated comprehensive income	6,646	5,994
Accumulated deficit	(6,357)	(7,233)
Treasury stock, at cost	(285)	(229)

Total stockholders’ equity	55,186	53,681

Total liabilities and stockholders’ equity	$430,544	$436,499

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net sales	$70,429	$74,487
Cost of goods sold	50,594	56,548

Gross profit	19,835	17,939
Selling, general and administrative expenses	9,468	9,219
Amortization of intangible assets	816	1,024
Management fees	188	188
Pension plan curtailment gain	—	(10,015)

Operating income	9,363	17,523
Interest expense	(7,204)	(6,977)

Income from operations before income taxes and minority interest	2,159	10,546
Income tax expense	1,259	4,125

Income from operations before minority interest	900	6,421
Minority interest in income of consolidated subsidiary	(24)	(77)

Net income	$876	$6,344

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	$876	$6,344
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,248	5,483
Amortization of debt discount and deferred financing fees	3,013	2,744
Stock-based compensation expense	26	88
Deferred income tax (benefit) expense	(477)	2,265
Income applicable to minority interest	24	77
Loss on disposal of property, plant and equipment	—	1
Pension plan curtailment gain	—	(10,015)
Changes in operating assets and liabilities	(19,774)	(11,338)

Net cash used in operating activities	(11,064)	(4,351)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	104
Increase in restricted cash	—	(116)
Capital expenditures	(2,820)	(932)
Proceeds from disposal of property, plant and equipment	—	2

Net cash used in investing activities	(2,820)	(942)

Cash flows from financing activities:
Payments on foreign term loan	—	(62)
Proceeds (payments) on foreign overdraft facilities	2,105	(876)
Payments of capital lease obligations	(73)	(72)
Proceeds from exercise of stock options	7	—
Purchase of treasury stock	(56)	—

Net cash provided by (used in) financing activities	1,983	(1,010)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(11,901)	(6,303)
Effect of exchange rate changes on cash	(28)	47
Cash and cash equivalents at beginning of period	37,950	25,394

Cash and cash equivalents at end of period	$26,021	$19,138

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$25,836	$37,711
Accounts receivable, net of allowance for uncollectible accounts of $203 as of March 31, 2008 and $200 December 31, 2007	42,457	38,813
Inventories, net	33,365	29,228
Prepaid expenses and other assets	1,469	1,772
Deferred income taxes	2,900	2,818

Total current assets	106,027	110,342
Property, plant and equipment, net	92,922	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	85,231	86,653

Total assets	$428,755	$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$22,081	$23,967
Accrued liabilities	26,523	35,769
Current maturities of long-term debt	12,786	4,298
Current portion of capital lease obligations	220	247

Total current liabilities	61,610	64,281
Long-term debt, excluding current maturities	175,137	181,336
Deferred income taxes	34,999	34,758
Capital lease obligations, excluding current portion	225	256
Other noncurrent liabilities	25,716	26,311
Due to Stanadyne Holdings, Inc.	995	1,251

Total liabilities	298,682	308,193

Minority interest in consolidated subsidiary	100	76
Commitments and Contingencies
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	6,646	5,994
Retained earnings	18,327	15,344

Total stockholder’s equity	129,973	126,338

Total liabilities and stockholder’s equity	$428,755	$434,607

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net sales	$70,429	$74,487
Cost of goods sold	50,594	56,548

Gross profit	19,835	17,939
Selling, general and administrative expenses	9,456	9,200
Amortization of intangible assets	816	1,024
Management fees	188	188
Pension plan curtailment gain	—	(10,015)

Operating income	9,375	17,542
Interest expense	(4,698)	(4,743)

Income from operations before income taxes and minority interest	4,677	12,799
Income tax expense	1,670	4,728

Income from operations before minority interest	3,007	8,071
Minority interest in income of consolidated subsidiary	(24)	(77)

Net income	$2,983	$7,994

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	$2,983	$7,994
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,248	5,483
Amortization of deferred financing fees	506	506
Stock-based compensation expense	26	88
Deferred income tax expense	192	2,966
Income applicable to minority interest	24	77
Loss on disposal of property, plant and equipment	—	1
Pension plan curtailment gain	—	(10,015)
Changes in operating assets and liabilities	(20,038)	(11,455)

Net cash used in operating activities	(11,059)	(4,355)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	104
Increase in restricted cash	—	(116)
Capital expenditures	(2,820)	(932)
Proceeds from disposal of property, plant and equipment	—	2

Net cash used in investing activities	(2,820)	(942)

Cash flows from financing activities:
Payments on foreign term loan	—	(62)
Proceeds (payments) on foreign overdraft facilities	2,105	(876)
Payments of capital lease obligations	(73)	(72)

Net cash provided by (used in) financing activities	2,032	(1,010)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(11,847)	(6,307)
Effect of exchange rate changes on cash	(28)	48
Cash and cash equivalents at beginning of period	37,711	25,118

Cash and cash equivalents at end of period	$25,836	$18,859

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

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SAHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and of Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on the Company’s 51% controlling share, while the remaining 49% is recorded as a minority interest. Intercompany balances have been eliminated in consolidation.

Stock Options. In 2004, Holdings established the 2004 Equity Incentive Plan to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the 2004 Equity Incentive Plan vest over a period of three to four years contingent upon achievement of certain financial performance targets as defined by the 2004 Equity Incentive Plan and expire 10 years after the date of grant.

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The following table summarizes information about our stock option plan for the three month period ended March 31, 2008:

	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
January 1, 2008	13,690,000	$0.50	3,146,250	$0.47
Exercised	(15,000)	0.47	(15,000)	0.47
Cancelled	(67,500)	0.47	—	—

March 31, 2008	13,607,500	$0.50	3,131,250	$0.47

*	Represents per share price.

During the first quarter of 2008, one former employee exercised 15,000 vested stock options resulting in proceeds to the Company of $7. Also during the first quarter of 2008, two employees left the Company resulting in the cancellation of 67,500 unvested stock options. No options were granted in the first quarter of 2008.

As of March 31, 2008, there was $181 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2008 for the stock options awarded through March 31, 2008 is expected to be $102.

Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

As of January 1, 2008 and March 31, 2008, the Company did not have any financial or non-financial instruments accounted for at fair value on a recurring or non-recurring basis.

New Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to business combinations for which the acquisition date is on or after December 15, 2008. The areas that are most applicable to the Company with regard to SFAS No. 141R are (1) that the statement requires companies to expense transaction costs as incurred (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will be adjusted through income as opposed to goodwill, and (3) any liabilities related to non-controlling interests will be recorded at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning in fiscal 2009. This statement shall be applied prospectively as of the beginning of 2009, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company is currently evaluating the effect of this statement to determine what impact it will have.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. . This statement changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

financial position, financial performance, and cash flows. This statement is effective beginning in fiscal 2009. As of and for the three months ended March 31, 2008, the Company did not use any derivative instruments.

(2)	Inventories

Components of inventories are as follows:

	As of March 31, 2008	As of December 31, 2007
Raw materials and purchased parts	$15,775	$14,559
Work-in-process	11,530	10,962
Finished goods	6,060	3,707

	$33,365	$29,228

(3)	Intangible and Other Assets

Major components of intangible and other assets at March 31, 2008 and December 31, 2007 are listed below:

Holdings:	As of March 31, 2008		As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	8,789	24,300	8,359
Customer contracts	15,252	5,571	15,252	5,190
Debt issuance costs	18,447	8,162	18,447	7,598
Other	311	62	411	57

	$109,410	$22,584	$109,510	$21,204

Stanadyne:	As of March 31, 2008		As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	8,789	24,300	8,359
Customer contracts	15,252	5,571	15,252	5,190
Debt issuance costs	16,090	7,400	16,090	6,894
Other	311	62	411	57

	$107,053	$21,822	$107,153	$20,500

Amortization expense of intangible assets for the Company, exclusive of debt issuance costs, was $816 and $1,024 for the three months ended March 31, 2008 and 2007, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,264 in 2008, $3,249 in 2009, $3,160 in 2010, $2,944 in 2011 and $2,816 in 2012.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $3,013 and $2,744 for the three months ended March 31, 2008 and 2007, respectively. Amortization of debt issuance costs for Stanadyne is $506 for the three months ended March 31, 2008 and 2007, and is included as interest expense in the accompanying condensed consolidated statements of operations of Stanadyne.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Revolving credit lines	$—	$—	$—	$—
Term loan	21,200	21,200	21,200	21,200
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	85,249	82,800	—	—
SAPL debt	1,062	1,095	1,062	1,095
SpA debt	5,661	3,339	5,661	3,339

Long-term debt	273,172	268,434	187,923	185,634
Less current maturities of long-term debt	12,786	4,298	12,786	4,298

Long-term debt, excluding current maturities	$260,386	$264,136	$175,137	$181,336

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance

Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension cost (income) cost for the periods shown are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$—	$776
Interest cost	1,412	1,279
Expected return on plan assets	(1,685)	(1,273)
Amortization of prior service costs	9	(15)
Recognized net actuarial loss	—	27
Curtailment gain	—	(10,015)

Net periodic pension income	$(264)	$(9,221)

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

Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) (the “Pension Plan”) to freeze the Pension Plan with respect to all participants so that no future benefits would accrue after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, remained unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The effect of the Pension Plan freeze resulted in curtailment gains of $9,996 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan and are included in the condensed consolidated statement of operations for the three months ended March 31, 2007. These one-time curtailment gains are equal to the reduction in the plans’ projected benefit obligations due to the freeze of $9,382 and unrecognized prior service costs of $633.

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

The 401(k) plan expense representing the Company’s cost for matching contributions was $0.5 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit costs for the periods shown were as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$48	$54
Interest cost	110	122
Recognized net actuarial income	(64)	(13)

Net periodic postretirement benefit cost	$94	$163

(6)	Income Taxes

Holdings had an effective income tax rate of 58.3% for the three months ended March 31, 2008 compared to 39.1% for the three months ended March 31, 2007. Holdings’ tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeded the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 35.7% for the three months ended March 31, 2008, compared to 36.9% for the three months ended March 31, 2007.

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

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized tax benefits of approximately $627, which was accounted for as a decrease to income taxes payable and an increase to retained earnings for Holdings and Stanadyne, respectively, as of January 1, 2007. At March 31, 2008, the Company had $241 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. A liability of $41 for interest and penalties related to the unrecognized tax benefits has been recorded. The Company does not expect any material changes to the unrecognized benefits to occur over the next twelve months.

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended March,
	2008	2007
Warranty liability, beginning of period	$2,536	$5,667
Warranty expense based on products sold	240	277
Warranty claims paid	(1,321)	(379)

Warranty liability, end of period	$1,455	$5,565

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(8)	Comprehensive Income

Comprehensive income is as follows:

	Holdings
	Three Months Ended March 31,
	2008	2007
Net income	$876	$6,344
Other comprehensive income:
Foreign currency translation adjustments	653	56

Comprehensive income	$1,529	$6,400

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

	Stanadyne
	Three Months Ended March 31,
	2008	2007
Net income	$2,983	$7,994
Other comprehensive income:
Foreign currency translation adjustments	653	56

Comprehensive income	$3,636	$8,050

(9)	Segments

The Company has one reportable segment. Precision Products manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of Precision Products’ sales.

(10)	Supplemental Consolidating Condensed Financial Statements

The Notes issued August 6, 2004 by Stanadyne are guaranteed jointly, fully, severally and unconditionally by PEPC (the “Subsidiary Guarantor”) on a subordinated basis and are not guaranteed by SpA, SCC and SAPL (the “Non-Guarantor Subsidiaries”).

Supplemental consolidating condensed financial statements for Stanadyne (“Parent”), the Subsidiary Guarantor and the Non-Guarantor Subsidiaries are presented below. Separate complete financial statements of the Subsidiary Guarantor are not required.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet March 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$23,905	$—	$439	$1,492	(a)	$25,836
Accounts receivable, net	35,171	—	7,286	—		42,457
Inventories, net	27,443	—	6,696	(774	) (a)	33,365
Other current assets	3,324	—	1,045	—		4,369

Total current assets	89,843	—	15,466	718		106,027
Property, plant and equipment, net	66,683	—	26,239	—		92,922
Intangible and other assets, net	224,060	—	6,153	(407)		229,806
Investment in subsidiaries	17,855	—	—	(17,855	) (b)	—

Total assets	$398,441	$—	$47,858	$(17,544)		$428,755

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,329	$—	$8,082	$193		$48,604
Current maturities of long-term debt and capital lease obligations	6,200	—	6,806	—		13,006

Total current liabilities	46,529	—	14,888	193		61,610
Long-term debt and capital lease obligations	175,000	—	362	—		175,362
Other non-current liabilities	54,286	—	6,836	(407)		60,715
Intercompany accounts	(3,805)	—	3,859	941		995	(c)
Minority interest in consolidated subsidiary	—	—	—	100		100
Stockholder’s equity	126,431	—	21,913	(18,371)		129,973

Total liabilities and stockholder’s equity	$398,441	$—	$47,858	$(17,544)		$428,755

(a)	Amount represents the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$34,900	$—	$1,915	$896	(a)	$37,711
Restricted cash
Accounts receivable, net	32,798	—	6,015	—		38,813
Inventories, net	23,335	—	6,226	(333	) (a)	29,228
Other current assets	3,558	—	1,032	—		4,590

Total current assets	94,591	—	15,188	563		110,342
Property, plant and equipment, net	67,428	—	25,609	—		93,037
Intangible and other assets, net	225,382	—	5,909	(63)		231,228
Investment in subsidiaries	18,588	—	—	(18,588	) (b)	—

Total assets	$405,989	$—	$46,706	$(18,088)		$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$49,174	$—	$10,423	$139		$59,736
Current maturities of long-term debt and capital lease obligations	—	—	4,545	—		4,545

Total current liabilities	49,174	—	14,968	139		64,281
Long-term debt and capital lease obligations	181,200	—	392	—		181,592
Other non-current liabilities	54,313	—	6,819	(63)		61,069
Intercompany accounts	(2,112)	—	2,474	889		1,251	(c)
Minority interest	—	—	—	76		76

Stockholder’s equity	123,414	—	22,053	(19,129)		126,338

Total liabilities and stockholder’s equity	$405,989	$—	$46,706	$(18,088)		$434,607

(a)	Amount represents the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$64,696	$—	$8,166	$(2,433	) (a)	$70,429
Cost of goods sold	44,857	—	8,182	(2,445	) (a)	50,594

Gross profit (loss)	19,839	—	(16)	12		19,835
Selling, general, administrative and other operating expenses	9,554	—	906	—		10,460

Operating income (loss)	10,285	—	(922)	12		9,375
Interest expense	(4,600)	—	(98)	—		(4,698)

Income (loss) from operations before income tax expense (benefit) and minority interest	5,685	—	(1,020)	12		4,677
Income tax expense (benefit)	1,957	—	(287)	—		1,670

Income (loss) from operations before minority interest	3,728	—	(733)	12		3,007
Minority interest in loss of consolidated subsidiary	—	—	—	(24)		(24)

Net income (loss)	$3,728	$—	$(733)	$(12)		$2,983

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended March 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$70,386	$—	$6,968	$(2,867	) (a)	$74,487
Cost of goods sold	51,517	—	7,818	(2,787	) (a)	56,548

Gross profit (loss)	18,869	—	(850)	(80)		17,939
Selling, general, administrative and other operating income (expenses)	(119)	8	508	—		397

Operating income (loss)	18,988	(8)	(1,358)	(80)		17,542
Interest expense	(4,674)	—	(69)	—		(4,743)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	14,314	(8)	(1,427)	(80)		12,799
Income tax expense (benefit)	5,356	2	(630)	—		4,728

Income (loss) from continuing operations before minority interest	8,958	(10)	(797)	(80)		8,071
Minority interest in income of consolidated subsidiary	—	—	—	(77)		(77)

Net income (loss)	$8,958	$(10)	$(797)	$(157)		$7,994

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$3,728	$—	$(733)	$(12)	$2,983
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,293	—	955	—	5,248
Amortization of debt discount and deferred financing fees	506	—	—	—	506
Stock-based compensation expense	26	—	—	—	26
Deferred tax expense (benefit)	584	—	(392)	—	192
Income applicable to minority interest	—	—	—	24	24
Changes in operating assets and liabilities	(18,053)	—	(2,625)	640	(20,038)

Net cash used in operating activities	(8,916)	—	(2,795)	652	(11,059)

Cash flows from investing activities:
Capital expenditures	(2,089)	—	(731)	—	(2,820)
Net cash used in investing activities	(2,089)	—	(731)	—	(2,820)

Cash flows from financing activities:
Net proceeds from debt	—	—	2,105	—	2,105

Payments of capital lease obligations	—	—	(73)	—	(73)

Net cash provided by financing activities	—	—	2,032	—	2,032

Net (decrease) increase in cash and cash equivalents	(11,005)	—	(1,494)	652	(11,847)
Effect of exchange rate changes on cash	10	—	18	(56)	(28)
Cash and cash equivalents at beginning of period	34,900	—	1,915	896	37,711

Cash and cash equivalents at end of period	$23,905	$—	$439	$1,492	$25,836

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Three Months Ended March 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$8,958	$(10)	$(797)	$(157)	$7,994
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,585	—	898	—	5,483
Amortization of deferred financing fees	506	—	—	—	506
Loss on sale of discontinued operations
Stock-based compensation expense	88	—	—	—	88
Other adjustments	3,571	112	(717)	—	2,966
Loss applicable to minority interest	—	—	—	77	77
Changes in operating assets and liabilities	(20,453)	(205)	(1,139)	328	(21,469)

Net cash used in operating activities	(2,745)	(103)	(1,755)	248	(4,355)

Cash flows from investing activities:
Increase in restricted cash	(116)	—	—	—	(116)
Capital expenditures	(467)	—	(440)	(23)	(930)
Proceeds from disposal of property, plant and equipment	—	104	—	—	104
Investment in subsidiary	(3,351)	—	—	3,351	—

Net cash (used in) provided by investing activities	(3,934)	104	(440)	3,328	(942)

Cash flows from financing activities:
Net payments on debt	—	—	(1,010)	—	(1,010)
Net proceeds from equity	—	—	3,385	(3,385)	—

Net cash provided by (used in) financing activities	—	—	2,375	(3,385)	(1,010)

Net (decrease) increase in cash and cash equivalents	(6,679)	1	180	191	(6,307)
Effect of exchange rate changes on cash	27	—	35	(14)	48
Cash and cash equivalents at beginning of period	24,462	9	107	540	25,118

Cash and cash equivalents at end of period	$17,810	$10	$322	$717	$18,859

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our results for the first quarter of 2008 when compared to the same period a year ago included lower sales to certain of our original equipment manufacturers (“OEM’s”) which were partially offset by stronger demand from the service markets. The first quarter year-over-year comparison included improved gross profit, reflecting a realization of several cost reduction measures taken last year. Cash flows from operations in the first quarter of 2008 were less than the first quarter of 2007 due primarily to increased working capital requirements.

Sales for the first three months of 2008 totaled $70.4 million and were $4.1 million or 5.4% less than the first three months of 2007. Sales to our OEM customers were $9.2 million less in the first quarter of 2008, reflecting lower demand than experienced in the comparatively strong first quarter of 2007. Lower OEM revenues were primarily due to less demand from Deere and Company (“Deere”) for product used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Sales to the service markets increased by $5.2 million or 19.2% in the first quarter of 2008 when compared to the same period in 2007. Service sales to Deere increased by $3.6 million and service demand from General Motors (“GM”) added $2.4 million in higher first quarter 2008 sales.

Gross profit for the first quarter of 2008 totaled $19.8 million and 28.2% of net sales, reflecting an improvement of $1.9 million from the first quarter of 2007. In addition to a more profitable mix of products sold in the first quarter of 2008, factory overhead costs in the U.S. operations were $1.3 million less, reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location. Gross profit in the Brescia, Italy plant, improved by $1.0 million when compared to the prior year first quarter, indicating the benefits of the organizational changes made last year.

Stanadyne’s cash flows from operating activities in the first quarter of 2008 were negative $11.1 million, with the benefit of higher gross profit offset by $7.6 million cash used for working capital and other asset and liability accounts. Overall liquidity remained strong, with cash on hand totaling $26.0 million as of March 31, 2008 and availability under the U.S.-based Revolving Credit Facility of $26.4 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three month periods ended March 31, 2008 and 2007 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	%	$	%
Net sales	70,429	100.0	74,487	100.0
Cost of goods sold	50,594	71.8	56,548	75.9
Gross profit	19,835	28.2	17,939	24.1
SG&A	9,468	13.4	9,219	12.4
Amortization of intangibles	816	1.2	1,024	1.4
Management fees	188	0.3	188	0.3
Pension plan curtailment gain	—	—	(10,015)	(13.4)
Operating income	9,363	13.3	17,523	23.5
Net income	876	1.2	6,344	8.5

	Stanadyne
	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	%	$	%
Net sales	70,429	100.0	74,487	100.0
Cost of goods sold	50,594	71.8	56,548	75.9
Gross profit	19,835	28.2	17,939	24.1
SG&A	9,456	13.4	9,200	12.4
Amortization of intangibles	816	1.2	1,024	1.4
Management fees	188	0.3	188	0.3
Pension plan curtailment gain	—	—	(10,015)	(13.4)
Operating income	9,375	13.3	17,542	23.6
Net income	2,983	4.2	7,994	10.7

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended March 31, 2008 for Holdings and Stanadyne

Compared to

The Three Months Ended March 31, 2007 for Holdings and Stanadyne

Net Sales. Net sales for the three months ended March 31, 2008 totaled $70.4 million and were $4.1 million or 5.4% less than sales of $74.5 million for the comparable period in 2007. Lower sales to the OEM market during the first quarter of 2008 were partially offset by higher demand from the service market.

OEM sales represented 54.4% of our total first quarter sales in 2008 as compared to 63.8% in the first quarter of 2007. When compared to the very strong first quarter of 2007, sales to our OEM customers were $9.2 million less in the first quarter of 2008. Lower OEM revenues were primarily due to less demand from Deere for product used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Sales to Cummins Inc. (“Cummins”) and General Engine Products (“GEP”) were $1.3 million more in the first quarter of 2008 than the same period a year ago.

Sales to the service markets were $5.2 million or 19.2% greater in the first quarter of 2008 than the same period in 2007. Demand from Deere increased by $3.6 million and accounted for a majority of the higher service sales in the first quarter of 2008. Following four quarters of lower demand in 2007, service demand from GM increased in the first quarter of 2008, resulting in $2.4 million higher sales when compared to the first quarter of last year.

First quarter sales by major product line reflected lower sales of our fuel pump and fuel injector products, partially offset by a $3.7 million increase in our fuel filtration and Precision Components and Assembly (“PCA”) businesses.

Gross Profit. Gross profit totaled $19.8 million and 28.2% of net sales in the first quarter of 2008, compared to $17.9 million and 24.1% of net sales in the first quarter of 2007. Despite lower OEM sales volumes, a more profitable mix of products sold provided an additional $0.4 million of gross profit in the first quarter of 2008 when compared to the same period of 2007. Factory overhead costs in the U.S. operations were $1.3 million less in the first quarter of 2008 reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location. First quarter gross profit in the Brescia, Italy plant, while still marginally negative, improved by $1.0 million when compared to the prior year first quarter. Much of the reorganization has been completed in this location, although management will continue to target further overhead cost savings this year.

Selling, General and Administrative Expenses (“SG&A”) totaled $9.5 million or 13.4% of net sales in the first quarter of 2008, as compared to $9.2 million or 12.4% of net sales for the same period of 2007. SG&A costs increased by $0.3 million in the first quarter of 2008 due to added development costs for high pressure gasoline and diesel fuel systems. Savings in SG&A expenses related to the 2007 staff reductions and closure of the Trappes, France office were offset by higher costs in the first quarter of 2008 for start up costs for the Changshu, China facility and building exit costs for the former Trappes location.

Pension Plan Curtailment Gain. Changes to the U.S.-based defined benefit pension plans at the end of the first quarter of 2007 resulted in a curtailment gain of the liability associated with future benefits. Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) to freeze the benefits for all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a curtailment gain of $10.0 million. This one-time curtailment gain is equal to the reduction in the projected benefit obligations (PBO) due to the freeze, offset by any unrecognized losses immediately prior to the freeze, plus remaining unrecognized prior service costs.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the first quarter of 2008 and was $0.2 million less than the amount in the first quarter of 2007 due to the expiration of certain product design patents at mid-year 2007.

Operating Income. Operating income in the first quarter of 2008 totaled $9.4 million and 13.3% of net sales and was $8.1 million less than the $17.5 million and 23.6% of net sales in the first quarter of 2007. Without the 2007 pension curtailment gain of $10.0 million, comparison to the first quarter 2008 operating income reflects an increase of $1.9 million. This $1.9 million increase in first quarter operating income resulted from $1.9 million higher gross profit and $0.2 million lower amortization expenses partially offset by $0.3 million higher SG&A expense.

Net Income. Net income for Stanadyne totaled $3.0 million and 4.2% of sales in the first quarter of 2008 and was $5.0 million less than the $8.0 million and 10.7% of sales in the first quarter of 2007. Lower operating income of $8.1 million in the first quarter of 2008, driven primarily by the 2007 pension plan curtailment gain, was partially offset by $3.1 million lower tax expense.

Net income for Holdings in the first quarter of 2008 totaled $0.9 million and was $2.1 million less than the amount reported for Stanadyne due to $2.5 million of additional interest expense on the Discount Notes, partially offset by $0.4 million of lower income taxes. Net income for Holdings in the first quarter of 2007 totaled $6.3 million, which was $1.7 million lower compared to Stanadyne due to $2.3 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $25.8 million on March 31, 2008, and cash flows from operations. Stanadyne also maintains a U.S.-based revolving credit facility under which $33.6 million was available for borrowing as of March 31, 2008, of which $7.2 million was used to secure standby letters of credit. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of March 31, 2008 totaled $187.9 million and was comprised of $160.0 million of Notes, $21.2 million in domestic term loans, no borrowings under the domestic revolving credit facility, $6.2 million in foreign overdraft facilities and $0.5 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Indebtedness for Holdings as of March 31, 2008 totaled $273.2 million, comprised of the same debt balances for Stanadyne, plus an additional $85.3 million of Discount Notes. Holdings has no independent financial resources of its own. The Senior Credit Facilities and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries in the three months ended March 31, 2008.

Cash Flows From Operating Activities. Stanadyne’s cash flows used in operating activities for the three months ended March 31, 2008 were $11.1 million as compared to $4.4 million for the same period of 2007. Cash flows from operating activities before changes in asset and liability accounts and excluding the non-cash pension curtailment gain in 2007, reflected $1.6 million more cash in the first quarter of 2008 than in the first quarter of 2007 due to higher operating income partially offset by higher taxes.

Changes in asset and liability accounts, primarily working capital accounts, required $8.6 million more cash in the first quarter of 2008 versus the comparable period in 2007. Inventory levels increased in the first quarter of 2008 consuming $3.2 million more cash than during the first quarter of 2007. Approximately $0.9 million of this difference was traceable to the U.S. operations where increased first quarter 2008 stocks of several purchased components were required to manage the transition to a lower cost supply base over the next several months. An additional $0.6 million of inventory growth in the first quarter of 2008 occurred due to expected demand for fuel

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

injection equipment in the construction and forestry market that did not materialize. The remainder of the growth in inventory during the first quarter of 2008 was due to purchase of raw materials and production of other components in excess of customer demand. These added inventories will be consumed over the balance of 2008. Lower accounts payable balances in the first quarter of 2008, compared to relatively unchanged accounts payable balances in the same period of 2007, resulted in a $2.2 million year-over-year negative change in cash flows. This difference is attributable to differences in timing of quarter end cash disbursements to the supply base. Cash changes to accrued liability accounts in the first quarter of 2008 consumed $2.7 million more cash than in the comparable period in 2007, excluding the non-cash pension curtailment gain. Significant changes in liability accounts that resulted in a reduction in cash flows from operations in the first quarter of 2008 included $0.7 million for pension plan contributions; $1.0 million for product warranty claims; and $1.0 million for severance benefits related to staff reductions in 2007.

Cash flows from operating activities for Holdings for the first quarter of 2008 were substantially the same as the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities for the first quarter of 2008 consumed $2.8 million of cash. Capital expenditures in the first quarter of 2008 totaled $2.8 million compared to $0.9 million for the first quarter of 2007. Capital expenditures in 2008 reflected necessary investments in equipment to support our operations, including approximately $0.5 million for manufacturing equipment in the new Changshu, China location.

Cash Flows From Financing Activities. Cash flows from financing activities for the Company in the first quarter of 2008 provided cash of $2.1 million compared to a consumption of cash of $1.0 million for the first quarter of 2007.

There were no cash flows from financing activities in our U.S.-based operations during both first quarters of 2008 and 2007. Remaining balances under the Term Loan are not due until 2010, although the Company is required to make a $6.2 million payment in the second quarter of 2008 based on the Excess Cash Flow calculated for 2007 as defined by the terms of the Senior Credit Facilities. There were no borrowings under the U.S.-based Revolving Credit Line as of March 31, 2008 and 2007, which after reductions for outstanding letters of credit, provided available liquidity of $26.4 million and $27.5 million at each date, respectively.

Cash flows from financing activities in our foreign operations in the first quarter of 2008 included a $2.1 million increase in overdraft borrowings at SpA as well as payments of capital lease obligations totaling $0.1 million. Cash flows from financing activities in SAPL were negligible in the first quarter of 2008.

Pension Plans. We maintain the Stanadyne Corporation Pension Plan, a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and the Supplemental Retirement Benefit Plan, an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan.

Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits will accrue after that date. As required by law, benefits already accrued as of such date will not be affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, continue unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

The effect of the Pension Plan freeze resulted in curtailment gain of $10.0 million for the Pension Plan. This one-time curtailment gain resulted from the reduction in the plans’ projected benefit obligations (“PBO”) due to the freeze of $9.4 million and unrecognized prior service costs of $0.6 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

The value of the Pension Plan assets increased to $80.8 million at December 31, 2007 from $72.9 million at December 31, 2006. The combined effect of the Pension Plan freeze and positive investment performance in 2007 reduced the Pension Plan unfunded benefit obligation to $11.8 million at December 31, 2007 from $30.0 million at December 31, 2006. The Company contributed $0.7 million to the Pension Plan during the first quarter of 2008 and expects the minimum required contributions to the Pension Plan in 2008 to total approximately $3.4 million. The Company contributed $5.9 million to the Pension Plan in 2007.

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

Revenue Recognition. We record sales and related cost of goods sold when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. We establish estimates for sales returns and allowances based on historical experience. We do not provide customers with general rights of return for products sold, however in limited circumstances, we will allow sales returns and allowances from customers if the products sold do not conform to specification.

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first three months of 2008 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on March 31, 2008 was approximately $145.0 million. The fair value of Holdings’ Discount Notes based on bid prices at March 31, 2008 was $66.6 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales and retained earnings, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. The impact of foreign currency exchange was immaterial for the three months ended March 31, 2008 and 2007. Foreign currency exchange for the three months ended March 31, 2008 and 2007 were net gains of $0.01 million and $0.04 million, respectively. The Company does not hedge against foreign currency risk.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4T:	CONTROLS AND PROCEDURES

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

We routinely review Holdings’ internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Holdings’ internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the President and Chief Financial Officer of Holdings about these and other matters filed as exhibits to this report.

We routinely review Stanadyne’s internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect Stanadyne’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer of Stanadyne about these and other matters filed as exhibits to this report.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2008, Holdings issued 15,000 shares of Holdings Common Stock for $0.47 cash per share to a former employee upon exercise of options, which shares Holdings immediately repurchased for $0.86 per share. Holdings issued such shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), Holdings relied in part on the following facts: (1) the offer and sale involved one former employee; (2) the employee had access to information regarding Holdings and Stanadyne; and (3) the employee represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in Holdings; and (b) was able to bear the economic risk of an investment in Holdings.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: May 15, 2008	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: May 15, 2008	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002