Form 10-Q
period 2008-06-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2008-08-13
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Stanadyne Holdings, Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Stanadyne Corporation	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes ☐	No ☑
Stanadyne Corporation	Yes ☐	No ☑

As of June 30, 2008, there was no established public trading market for the shares of either of the registrants’ common stock and no shares of common stock were held by non-affiliates of either registrant.

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of June 30, 2008:

Stanadyne Holdings, Inc.	106,015,081 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Automotive Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,391	$37,950
Accounts receivable, net of allowance for uncollectible accounts of $205 as of June 30, 2008 and $200 at December 31, 2007	41,713	38,813
Inventories	33,109	29,228
Prepaid expenses and other assets	1,263	1,772
Deferred income taxes	3,116	2,818

Total current assets	109,592	110,581
Property, plant and equipment, net	91,254	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	85,371	88,306

Total assets	$430,792	$436,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,829	$23,967
Accrued liabilities	29,833	35,778
Current maturities of long-term debt	6,800	4,298
Current portion of capital lease obligations	388	247

Total current liabilities	56,850	64,290
Long-term debt, excluding current maturities	263,242	264,136
Deferred income taxes	27,769	27,749
Capital lease obligations, excluding current portion	938	256
Other non current liabilities	25,246	26,311

Total liabilities	374,045	382,742

Minority interest in consolidated subsidiary	61	76
Commitments and Contingencies
Stockholders’ equity:
Common stock	1,064	1,064
Additional paid-in capital	54,148	54,085
Other accumulated comprehensive income	7,066	5,994
Accumulated deficit	(5,297)	(7,233)
Treasury stock, at cost	(295)	(229)

Total stockholders’ equity	56,686	53,681

Total liabilities and stockholders’ equity	$430,792	$436,499

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net sales	$74,555	$72,648
Cost of goods sold	54,381	54,803

Gross profit	20,174	17,845
Selling, general and administrative expenses	9,679	8,047
Amortization of intangible assets	817	1,025
Management fees	187	187

Operating income	9,491	8,586
Interest expense	7,328	7,100

Income from operations before income taxes and minority interest	2,163	1,486
Income tax expense	1,142	336

Income from operations before minority interest	1,021	1,150
Minority interest in loss (income) of consolidated subsidiary	39	(101)

Net income	$1,060	$1,049

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net sales	$144,985	$147,135
Cost of goods sold	104,976	111,350

Gross profit	40,009	35,785
Selling, general and administrative expenses	19,145	17,267
Amortization of intangible assets	1,634	2,049
Management fees	375	375
Pension plan curtailment gain	—	(10,015)

Operating income	18,855	26,109
Interest expense	14,533	14,077

Income from operations before income taxes and minority interest	4,322	12,032
Income tax expense	2,401	4,461

Income from operations before minority interest	1,921	7,571
Minority interest in loss (income) of consolidated subsidiary	15	(178)

Net income	$1,936	$7,393

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	$1,936	$7,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,619	10,995
Amortization of debt discount and deferred financing fees	6,094	5,550
Stock-based compensation expense	51	189
Deferred income tax benefit	(222)	(555)
(Loss) income applicable to minority interest	(15)	178
Loss on disposal of property, plant and equipment	56	1
Pension plan curtailment gain	—	(10,015)
Changes in operating assets and liabilities	(17,584)	(9,905)

Net cash provided by operating activities	935	3,831

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	104
Increase in restricted cash	—	(130)
Capital expenditures	(4,723)	(3,806)
Proceeds from disposal of property, plant and equipment	—	2

Net cash used in investing activities	(4,723)	(3,830)

Cash flows from financing activities:
Payments on term loans	(6,200)	—
Net proceeds from (payments on) foreign term loan	334	(210)
Net proceeds from (payments on) foreign overdraft facilities	2,260	(1,018)
Payments on capital lease obligations	(90)	(147)
Proceeds from exercise of stock options	12	6
Purchase of treasury stock	(66)	—

Net cash used in financing activities	(3,750)	(1,369)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(7,538)	(1,368)
Effect of exchange rate changes on cash	(21)	18
Cash and cash equivalents at beginning of period	37,950	25,394

Cash and cash equivalents at end of period	$30,391	$24,044

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During the six month periods ended June 30, 2008 and 2007 Stanadyne entered into capital leases for new equipment resulting in lease obligations of $1,326 and $503, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,210	$37,711
Accounts receivable, net of allowance for uncollectible accounts of $205 as of June 30, 2008 and $200 December 31, 2007	41,713	38,813
Inventories	33,109	29,228
Prepaid expenses and other assets	1,251	1,772
Deferred income taxes	3,116	2,818

Total current assets	109,399	110,342
Property, plant and equipment, net	91,254	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	83,834	86,653

Total assets	$429,062	$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$19,829	$23,967
Accrued liabilities	29,833	35,769
Current maturities of long-term debt	6,800	4,298
Current portion of capital lease obligations	388	247

Total current liabilities	56,850	64,281
Long-term debt, excluding current maturities	175,475	181,336
Deferred income taxes	36,137	34,758
Capital lease obligations, excluding current portion	938	256
Other noncurrent liabilities	25,246	26,311
Due to Stanadyne Holdings, Inc.	1,001	1,251

Total liabilities	295,647	308,193

Minority interest in consolidated subsidiary	61	76
Commitments and Contingencies
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	7,066	5,994
Retained earnings	21,288	15,344

Total stockholder’s equity	133,354	126,338

Total liabilities and stockholder’s equity	$429,062	$434,607

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net sales	$74,555	$72,648
Cost of goods sold	54,381	54,803

Gross profit	20,174	17,845
Selling, general and administrative expenses	9,663	8,035
Amortization of intangible assets	817	1,025
Management fees	187	187

Operating income	9,507	8,598
Interest expense	4,754	4,802

Income from operations before income taxes and minority interest	4,753	3,796
Income tax expense	1,832	955

Income from operations before minority interest	2,921	2,841
Minority interest in loss (income) of consolidated subsidiary	39	(101)

Net income	$2,960	$2,740

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net sales	$144,985	$147,135
Cost of goods sold	104,976	111,350

Gross profit	40,009	35,785
Selling, general and administrative expenses	19,118	17,235
Amortization of intangible assets	1,634	2,049
Management fees	375	375
Pension plan curtailment gain	—	(10,015)

Operating income	18,882	26,141
Interest expense	9,452	9,546

Income from operations before income taxes and minority interest	9,430	16,595
Income tax expense	3,501	5,683

Income from operations before minority interest	5,929	10,912
Minority interest in loss (income) of consolidated subsidiary	15	(178)

Net income	$5,944	$10,734

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	$5,944	$10,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,619	10,995
Amortization of deferred financing fees	1,011	1,013
Stock-based compensation expense	51	189
Deferred income tax expense	1,136	866
(Loss) income applicable to minority interest	(15)	178
Loss on disposal of property, plant and equipment	56	1
Pension plan curtailment gain	—	(10,015)
Changes in operating assets and liabilities	(17,862)	(10,129)

Net cash provided by operating activities	940	3,832

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	104
Increase in restricted cash	—	(130)
Capital expenditures	(4,723)	(3,806)
Proceeds from disposal of property, plant and equipment	—	2

Net cash used in investing activities	(4,723)	(3,830)

Cash flows from financing activities:
Payments on term loans	(6,200)	—
Net proceeds from (payments on) foreign term loan	334	(210)
Net proceeds from (payments on) foreign overdraft facilities	2,260	(1,018)
Payments on capital lease obligations	(90)	(147)

Net cash used in financing activities	(3,696)	(1,375)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(7,479)	(1,373)
Effect of exchange rate changes on cash	(22)	18
Cash and cash equivalents at beginning of period	37,711	25,118

Cash and cash equivalents at end of period	$30,210	$23,763

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During the six month periods ended June 30, 2008 and 2007 Stanadyne entered into capital leases for new equipment resulting in lease obligations of $1,326 and $503, respectively.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about our stock option plan for the three and six month periods ended June 30, 2008:

	Three Months Ended June 30, 2008
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
April 1, 2008	13,607,500	$0.50	3,131,250	$0.47
Exercised	10,000	0.47	10,000	0.47
Cancelled	—	—	—	—

June 30, 2008	13,597,500	$0.50	3,121,250	$0.47

	Six Months Ended June 30, 2008
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price*	Stock Options	Weighted Average Exercise Price*
January 1, 2008	13,690,000	$0.50	3,146,250	$0.47
Exercised	25,000	0.47	25,000	0.47
Cancelled	67,500	0.47	—	—

June 30, 2008	13,597,500	$0.50	3,121,250	$0.47

*	Represents per share price.

During the second quarter of 2008, one former employee exercised 10,000 vested stock options resulting in $5 of proceeds to the Company. No options were granted in the second quarter of 2008.

During the first quarter of 2008, one former employee exercised 15,000 vested stock options resulting in proceeds to the Company of $7. Also during the first quarter of 2008, two employees left the Company resulting in the cancellation of 67,500 unvested stock options. No options were granted in the second quarter or first six months of 2008.

As of June 30, 2008, there was $155 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2008 for the stock options awarded through June 30, 2008 is expected to be $102.

Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. As of January 1, 2008 and June 30, 2008, the Company did not have any financial or non-financial instruments accounted for at fair value on a recurring or non-recurring basis.

New Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to business combinations for which the acquisition date is on or after December 15, 2008. The areas that are most applicable to the Company with regard to SFAS No. 141R are (1) that the statement requires companies to expense transaction costs as incurred (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will be adjusted through income as opposed to goodwill, and (3) any non-controlling interests will be recorded at fair value. SFAS No. 141R will be applied prospectively by the Company to any business combinations for which the acquisition is on or after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective beginning in fiscal 2009. As of and for the six months ended June 30, 2008, the Company did not use any derivative instruments.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies prospectively to all intangible assets acquired after the effective date of January 1, 2009, whether acquired in a business combination or otherwise.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While SFAS 162 formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2)	Inventories

Components of inventories are as follows:

	As of June 30, 2008	As of December 31, 2007
Raw materials and purchased parts	$14,953	$14,559
Work-in-process	11,475	10,962
Finished goods	6,681	3,707

	$33,109	$29,228

(3)	Intangible and Other Assets

Major components of intangible and other assets at June 30, 2008 and December 31, 2007 are listed below:

Holdings	As of June 30, 2008		As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	9,221	24,300	8,359
Customer contracts	15,252	5,953	15,252	5,190
Debt issuance costs	18,447	8,725	18,447	7,598
Other	237	66	411	57

	$109,336	$23,965	$109,510	$21,204

Stanadyne	As of June 30, 2008		As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	9,221	24,300	8,359
Customer contracts	15,252	5,953	15,252	5,190
Debt issuance costs	16,090	7,905	16,090	6,894
Other	237	66	411	57

	$106,979	$23,145	$107,153	$20,500

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $816 and $1,024 for the three months ended June 30, 2008 and 2007, respectively, and $1,634 and $2,049 for the six months ended June 30, 2008 and 2007, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,264 in 2008, $3,249 in 2009, $3,160 in 2010, $2,944 in 2011 and $2,816 in 2012.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $3,084 and $2,806 for the three months ended June 30, 2008 and 2007, respectively, and $6,094 and $5,550 for the six months ended June 30, 2008 and 2007, respectively. Amortization of debt issuance costs for Stanadyne was $506 for the three months ended June 30, 2008 and 2007 and $1,011, and $1,013 for the six months ended June 30, 2008 and 2007, respectively. These amounts are included as interest expense in the accompanying condensed consolidated statements of operations of Stanadyne.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4)	Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Revolving credit lines	$—	$—	$—	$—
Term loan	15,000	21,200	15,000	21,200
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	87,767	82,800	—	—
SAPL debt	1,345	1,095	1,345	1,095
SpA debt	5,930	3,339	5,930	3,339

Long-term debt	270,042	268,434	182,275	185,634
Less current maturities of long-term debt	6,800	4,298	6,800	4,298

Long-term debt, excluding current maturities	$263,242	$264,136	$175,475	$181,336

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance

Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension (income) expense for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$—	$314	$—	$1,090
Interest cost	1,408	1,520	2,820	2,799
Expected return on plan assets	(1,643)	(1,763)	(3,328)	(3,036)
Amortization of prior service costs	6	11	15	(4)
Recognized net actuarial (gain) loss	—	(7)	—	20
Curtailment gain	—	—	—	(10,015)

Net periodic pension (income) expense	$(229)	$75	$(493)	$(9,146)

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

The effect of the Pension Plan freeze resulted in curtailment gains of $9,996 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan which are included in the condensed consolidated statement of operations for the six months ended June 30, 2007. These one-time curtailment gains are equal to the reduction in the plans’ projected benefit obligations due to the freeze of $9,382 and unrecognized prior service costs of $633.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(5)	Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance

Pension Plans (continued)

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

The 401(k) plan expense representing the Company’s cost for matching contributions was $0.4 million for the three months ended June 30, 2008 and 2007, and $0.9 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit (income) expense for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$38	$30	$86	$84
Interest cost	87	100	197	222
Recognized net actuarial income	(164)	(131)	(228)	(144)

Net periodic postretirement benefit (income) expense	$(39)	$(1)	$55	$162

(6)	Income Taxes

Holdings had an effective income tax rate of 52.8% for the three months ended June 30, 2008 compared to 22.6% for the three months ended June 30, 2007, and 55.6% for the six months ended June 30, 2008 compared to 37.1% for the six months ended June 30, 2007. Holdings’ tax rate is affected by a limitation on the deductibility of interest on the Discount Notes for U.S. federal income tax purposes. The yield-to-maturity for the interest expense on the Discount Notes exceeded the applicable federal rate by six percentage points, resulting in a reduction in the deductible interest expense (including original issue discount) accrued on the notes to the extent attributable to such excess.

Stanadyne had an effective income tax rate of 38.5% for the three months ended June 30, 2008 compared to 25.2% for the three months ended June 30, 2007, and 37.1% for the six months ended June 30, 2008, compared to 34.2% for the six months ended June 30, 2007. Differences in effective tax rates were due primarily to changes in income and losses from operations before tax from our subsidiaries which are subject to income tax rates unique to their countries.

The Company applies the estimated annual tax rate to the year to date earnings to provide consistent quarterly tax rates based on the estimated effective tax rate for the year. To the extent there are differences between components of planned and actual pre-tax income, the estimated annual tax rate for the year could change and, in turn, have an impact on future quarterly tax rates.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. At June 30, 2008, the Company had $241 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. A liability of $41 for interest and penalties related to the unrecognized tax benefits was recorded as of June 30, 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(6)	Income Taxes (continued)

The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

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

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warranty liability, beginning of period	$1,456	$5,565	$2,536	$5,667
Warranty expense based on products sold	740	157	980	431
Warranty claims paid	(288)	(1,276)	(1,608)	(1,652)

Warranty liability, end of period	$1,908	$4,446	$1,908	$4,446

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(8)	Comprehensive Income

Comprehensive income is as follows:

	Holdings
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,060	$1,049	$1,936	$7,393
Other comprehensive income:
Foreign currency translation adjustments	420	303	1,072	359

Comprehensive income	$1,480	$1,352	$3,008	$7,752

	Stanadyne
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,960	$2,740	$5,944	$10,734
Other comprehensive income:
Foreign currency translation adjustments	420	303	1,072	359

Comprehensive income	$3,380	$3,043	$7,016	$11,093

(9)	Segments

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

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet June 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$28,349	$—	$815	$1,046	(a)	$30,210
Accounts receivable, net	34,282	—	7,431	—		41,713
Inventories	26,702	—	6,595	(188	) (a)	33,109
Other current assets	3,077	—	1,290	—		4,367

Total current assets	92,410	—	16,131	858		109,399
Property, plant and equipment, net	64,115	—	26,530	609		91,254
Intangible and other assets, net	222,738	—	6,088	(417)		228,409
Investment in subsidiaries	18,061	—	—	(18,061	) (b)	—

Total assets	$397,324	$—	$48,749	$(17,011)		$429,062

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,049	$—	$7,437	$176	(a)	$49,662
Current maturities of long-term debt and capital lease obligations	—	—	7,188	—		7,188

Total current liabilities	42,049	—	14,625	176		56,850
Long-term debt and capital lease obligations	175,000	—	1,413	—		176,413
Other non-current liabilities	55,205	—	6,108	70		61,383
Intercompany accounts	(4,241)	—	4,092	1,150		1,001	(c)
Minority interest in consolidated subsidiary	—	—	—	61		61
Stockholder’s equity	129,311	—	22,511	(18,468)		133,354

Total liabilities and stockholder’s equity	$397,324	$—	$48,749	$(17,011)		$429,062

(a)	Amounts represent the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$34,900	$—	$1,915	$896	(a)	$37,711
Restricted cash
Accounts receivable, net	32,798	—	6,015	—		38,813
Inventories, net	23,335	—	6,226	(333	) (a)	29,228
Other current assets	3,558	—	1,032	—		4,590

Total current assets	94,591	—	15,188	563		110,342
Property, plant and equipment, net	67,428	—	25,609	—		93,037
Intangible and other assets, net	225,382	—	5,909	(63)		231,228
Investment in subsidiaries	18,588	—	—	(18,588	) (b)	—

Total assets	$405,989	$—	$46,706	$(18,088)		$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$49,174	$—	$10,423	$139	(a)	$59,736
Current maturities of long-term debt and capital lease obligations	—	—	4,545	—		4,545

Total current liabilities	49,174	—	14,968	139		64,281
Long-term debt and capital lease obligations	181,200	—	392	—		181,592
Other non-current liabilities	54,313	—	6,819	(63)		61,069
Intercompany accounts	(2,112)	—	2,474	889		1,251	(c)
Minority interest	—	—	—	76		76
Stockholder’s equity	123,414	—	22,053	(19,129)		126,338

Total liabilities and stockholder’s equity	$405,989	$—	$46,706	$(18,088)		$434,607

(a)	Amounts represent the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$67,505	$—	$8,903	$(1,853	) (a)	$74,555
Cost of goods sold	47,502	—	8,771	(1,892	) (a)	54,381

Gross profit	20,003	—	132	39		20,174
Selling, general, administrative and other operating expenses	9,887	—	780	—		10,667

Operating income (loss)	10,116	—	(648)	39		9,507
Interest expense	4,649	—	105	—		4,754

Income (loss) from operations before income tax expense (benefit) and minority interest	5,467	—	(753)	39		4,753
Income tax expense (benefit)	1,966	—	(134)	—		1,832

Income (loss) from operations before minority interest	3,501	—	(619)	39		2,921
Minority interest in loss of consolidated subsidiary	—	—	—	39		39

Net income (loss)	$3,501	$—	$(619)	$78		$2,960

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended June 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$67,452	$—	$7,596	$(2,400	) (a)	$72,648
Cost of goods sold	49,493	—	7,804	(2,494	) (a)	54,803

Gross profit (loss)	17,959	—	(208)	94		17,845
Selling, general, administrative and other operating expenses	8,618	—	629	—		9,247

Operating income (loss)	9,341	—	(837)	94		8,598
Interest expense	4,721	—	81	—		4,802

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	4,620	—	(918)	94		3,796
Income tax expense (benefit)	1,344	—	(389)	—		955

Income (loss) from continuing operations before minority interest	3,276	—	(529)	94		2,841
Minority interest in income of consolidated subsidiary	—	—	—	(101)		(101)

Net income (loss)	$3,276	$—	$(529)	$(7)		$2,740

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$132,201	$—	$17,069	$(4,285	) (a)	$144,985
Cost of goods sold	92,359	—	16,953	(4,336	) (a)	104,976

Gross profit	39,842	—	116	51		40,009
Selling, general, administrative and other operating expenses	19,441	—	1,686	—		21,127

Operating income (loss)	20,401	—	(1,570)	51		18,882
Interest expense, net	9,249	—	203	—		9,452

Income (loss) from operations before income tax expense (benefit) and minority interest	11,152	—	(1,773)	51		9,430
Income tax expense (benefit)	3,923	—	(422)	—		3,501

Income (loss) from operations before minority interest	7,229	—	(1,351)	51		5,929
Minority interest in loss of consolidated subsidiary	—	—	—	15		15

Net income (loss)	$7,229	$—	$(1,351)	$66		$5,944

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Six Months Ended June 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations		Stanadyne Corporation & Subsidiaries
Net sales	$137,838	$—	$14,564	$(5,267	) (a)	$147,135
Cost of goods sold	101,009	—	15,622	(5,281	) (a)	111,350

Gross profit (loss)	36,829	—	(1,058)	14		35,785
Selling, general, administrative and other operating expenses	8,507	—	1,137	—		9,644

Operating income (loss)	28,322	—	(2,195)	14		26,141
Interest expense	9,396	—	150	—		9,546

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	18,926	—	(2,345)	14		16,595
Income tax expense (benefit)	6,702	—	(1,019)	—		5,683

Income (loss) from continuing operations before minority interest	12,224	—	(1,326)	14		10,912
Minority interest in income of consolidated subsidiary	—	—	—	(178)		(178)

Net income (loss)	$12,224	$—	$(1,326)	$(164)		$10,734

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2008
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$7,229	$—	$(1,351)	$66	$5,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,642	—	1,977	—	10,619
Amortization of debt discount and deferred financing fees	1,011	—	—	—	1,011
Loss on disposal of property and equipment	25	—	31	—	56
Stock-based compensation expense	51	—	—	—	51
Deferred tax expense (benefit)	1,733	—	(597)	—	1,136
Loss applicable to minority interest	—	—	—	(15)	(15)
Changes in operating assets and liabilities	(14,832)	—	(3,186)	156	(17,862)

Net cash provided by (used in) operating activities	3,859	—	(3,126)	207	940

Cash flows from investing activities:
Capital expenditures	(2,416)	—	(1,698)	(609)	(4,723)
Investment in subsidiary	(825)	—	—	825	—

Net cash used in investing activities	(3,241)	—	(1,698)	216	(4,723)

Cash flows from financing activities:
Net (payments on) proceeds from debt	(7,177)	—	2,872	609	(3,696)
Proceeds from parent	—	—	825	(825)	—

Net cash (used in) provided by financing activities	(7,177)	—	3,697	(216)	(3,696)

Net decrease in cash and cash equivalents	(6,559)	—	(1,127)	207	(7,479)
Effect of exchange rate changes on cash	7	—	29	(58)	(22)
Cash and cash equivalents at beginning of period	34,900	—	1,915	896	37,711

Cash and cash equivalents at end of period	$28,348	$—	$817	$1,045	$30,210

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(10)	Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Six Months Ended June 30, 2007
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$12,224	$—	$(1,326)	$(164)	$10,734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,187	—	1,808	—	10,995
Amortization of deferred financing fees	1,013	—	—	—	1,013
Stock-based compensation expense	189	—	—	—	189
Other adjustments	2,034	—	(1,168)	—	866
Income applicable to minority interest	—	—	—	178	178
Loss on disposal of property, plant and equipment	—	—	1	—	1
Pension plan curtailment gain	(10,015)	—	—	—	(10,015)
Changes in operating assets and liabilities	(9,662)	—	(489)	22	(10,129)

Net cash provided by (used in) operating activities	4,970	—	(1,174)	36	3,832

Cash flows from investing activities:
Increase in restricted cash	(130)	—	—	—	(130)
Net proceeds from sale of discontinued operations	104	—	—	—	104
Capital expenditures	(2,382)	—	(1,401)	(23)	(3,806)
Proceeds from disposal of property, plant and equipment	—	—	2	—	2
Investment in subsidiary	(4,159)	—	—	4,159	—

Net cash used in investing activities	(6,567)	—	(1,399)	4,136	(3,830)

Cash flows from financing activities:
Net payments on debt	—	—	(1,375)	—	(1,375)
Proceeds from parent	—	—	4,194	(4,194)	—

Net cash provided by (used in) financing activities	—	—	2,819	(4,194)	(1,375)

Net (decrease) increase in cash and cash equivalents	(1,597)	—	246	(22)	(1,373)
Effect of exchange rate changes on cash	24	—	57	(63)	18
Cash and cash equivalents at beginning of period	24,472	—	107	539	25,118

Cash and cash equivalents at end of period	$22,899	$—	$410	$454	$23,763

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales and operating income were both higher in the second quarter of 2008 when compared to the same period a year earlier. Buoyed by higher demand from the service market, our sales in the second quarter of 2008 were $74.6 million, reflecting an increase of 2.6% from the second quarter of 2007. Our operating income in the second quarter of 2008 increased to $9.5 million and 12.7% of net sales, as compared to $8.6 million and 11.8% of net sales in the second quarter of 2007. This improvement in operating income was primarily driven by additional gross profit on higher sales, more profitable market mix, and lower factory overhead costs in our U.S. and Italy-based operations in the second quarter of 2008.

Our sales for the first six months of 2008 totaled $145.0 million and were $2.2 million less than the sales in the first six months of 2007. Lower original equipment manufacturer (“OEM”) revenues in 2008 were primarily due to $17.6 million lower sales to Deere and Company (“Deere”) for products used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Strength in demand from our other OEM customers including General Engine Products (“GEP”), Daimler Benz (“Daimler”), Cummins Inc. (“Cummins”), Ford Motor Company (“Ford”), and Perkins Engine (“Perkins”) offset $8.4 million of the reduction in sales to Deere. Sales to the service markets were $7.0 million or 12.3% greater in the first half of 2008 versus the first half of 2007. Service sales in the first half of 2008 increased to Deere by $2.3 million and to General Motors (“GM”) by $4.7 million.

Operating income for the first six months of 2008 totaled $18.9 million and 13.0% of net sales, reflecting a reduction of $7.3 million from the first half of 2007, which included a $10.0 million pension curtailment gain. Excluding the 2007 pension curtailment gain, the year-over-year six month comparison of operating income reflects an increase of $2.8 million. Gross profit increased $4.2 million as a result of a more profitable market mix of products sold in the first six months of 2008, as well as lower factory overhead costs in the U.S. operations, reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location. Higher gross profit was partially offset by a $1.9 million increase in our SG&A expenses in the first six months of 2008, driven primarily by $1.0 million higher research and development costs related to development of high pressure gasoline and diesel fuel systems.

After several months of start up activities, our new Changshu, China plant commenced its production phase late in the second quarter of 2008. Although sales from this location were less than $0.1 million, they are expected to increase through the end of the year.

Stanadyne’s cash flows from operating activities in the first six months of 2008 were $0.9 million, with the benefit of higher gross profit partially offset by cash used for working capital and other asset and liability accounts. Based on the terms of the Senior Credit Facility, excess cash flow generated in 2007 required a $6.2 million reduction to term debt in the second quarter of 2008. Overall liquidity remained strong, with cash on hand totaling $30.4 million as of June 30, 2008 and availability under the U.S.-based Revolving Credit Facility of $24.7 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three and six month periods ended June 30, 2008 and 2007 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	$	%	$	$	$	%	$	$
Net sales	74,555	100.0	72,648	100.0	144,985	100.0	147,135	100.0
Cost of goods sold	54,381	72.9	54,803	75.4	104,976	72.4	111,350	75.7
Gross profit	20,174	27.1	17,845	24.6	40,009	27.6	35,785	24.3
SG&A	9,679	13.0	8,047	11.1	19,147	13.2	17,267	11.7
Amortization of intangibles	817	1.1	1,025	1.4	1,632	1.1	2,049	1.4
Management fees	187.3		187	0.3	375.3		375	0.2
Pension plan curtailment gain	—	—	—	—	—	—	(10,015)	(6.8)
Operating income	9,491	12.7	8,586	11.8	18,855	13.0	26,109	17.8
Net income	1,060	1.4	1,049	1.4	1,936	1.3	7,393	5.0

	Stanadyne
	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	$	%	$	%	$	%	$	%
Net sales	74,555	100.0	72,648	100.0	144,985	100.0	147,135	100.0
Cost of goods sold	54,381	72.9	54,803	75.4	104,976	72.4	111,350	75.7
Gross profit	20,174	27.1	17,845	24.6	40,009	27.6	35,785	24.3
SG&A	9,663	13.0	8,035	11.1	19,120	13.2	17,235	11.7
Amortization of intangibles	817	1.1	1,025	1.4	1,632	1.1	2,049	1.4
Management fees	187	0.3	187	0.3	375	0.3	375	0.3
Pension plan curtailment gain	—	—	—	—	—	—	(10,015)	(6.8)
Operating income	9,507	12.8	8,598	11.8	18,882	13.0	26,141	17.8
Net income	2,960	4.0	2,740	3.8	5,944	4.1	10,734	7.3

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended June 30, 2008 for Holdings and Stanadyne

Compared to

The Three Months Ended June 30, 2007 for Holdings and Stanadyne

Net Sales. Net sales for the second quarter of 2008 totaled $74.6 million, reflecting an increase of $2.0 million and 2.6% when compared to sales of $72.6 million in the second quarter of 2007. Sales to the OEM market were relatively unchanged while sales to the service markets increased by $1.8 million.

Sales to our OEM customers represented 57% of our second quarter 2008 revenues as compared to 59% of second quarter 2007 revenues. OEM sales to Deere were $7.1 million less in the second quarter of 2008 when compared to the second quarter of 2007. While sales of our products used in agricultural equipment remained strong, sales of products used in construction and forestry equipment, as well as for older style fuel injection equipment that is no longer emissions compliant accounted for all of the decrease in 2008 business. Second quarter sales of our high pressure gasoline injection pump sold to Daimler increased by $1.4 million when compared to the second quarter of 2007. Year-over-year second quarter sales to OEM’s Ford, Cummins , SISU Diesel Inc. ( “SISU”) and Perkins totaled $2.6 million more than the second quarter of 2007, due primarily to added demand for our fuel filtration products. Second quarter OEM sales were also $1.4 million higher to General Engine Products (“GEP”) for fuel pumps used in the military HMMWV.

Sales to the service markets in the second quarter of 2008 increased $1.8 million or 6.1% compared to the second quarter of 2007. Service sales to GM were $2.3 million higher in the second quarter of 2008 when compared to the second quarter of 2007. GM reduced its inventory of our service pumps during 2007 and resumed purchases of replacement pumps earlier this year. Sales to the parts aftermarket were lower in the second quarter of 2008 versus the same period a year ago.

Sales by major product line in the second quarter of 2008 when compared to the same period a year ago reflected increases in our sales of filtration and Precision Components and Assembly (“PCA”) products, partially offset by decreases in fuel pump and fuel injector sales.

Gross Profit. Gross profit totaled $20.2 million and 27.1% of net sales in the second quarter of 2008, as compared to $17.8 million and 24.6% of net sales in the second quarter of 2007. Higher sales volume and a more profitable market mix generated an additional $1.1 million of gross profit in the second quarter of 2008 when compared to the same period in 2007. Factory overhead costs in our U.S. operations were $0.9 million lower in the second quarter of 2008, due primarily to lower labor costs and savings in facility costs realized from the consolidation of our Windsor, Connecticut operations. Lower factory overhead costs in our Brescia, Italy location in the second quarter of 2008 were partially offset by higher costs in our China facility, due to the commencement of production, and in our India-based operations.

Selling, General and Administrative Expenses (“SG&A”) in the second quarter of 2008 totaled $9.7 million or 13.0% of net sales as compared to $8.0 million or 11.1% of net sales for the same period of 2007. This $1.6 million increase was due primarily to $0.9 million of higher research and development costs related to development of high pressure gasoline and diesel fuel systems. Increases in second quarter 2008 costs also included $0.2 million in labor and related fringe benefits, $0.4 million for professional fees related to personnel recruiting and assistance with testing the Company’s internal control over financial reporting. Start-up costs in China were $0.2 million more in the second quarter of 2008 when compared to the second quarter of 2007 and were offset by savings realized from the closure of our former Trappes, France office late last year.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the second quarter of 2008 and was $0.2 million less than the amount in the second quarter of 2007 due to the expiration of certain product design patents at mid-year 2007.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Our operating income in the second quarter of 2008 totaled $9.5 million and 12.8% of net sales as compared to the $8.6 million and 11.8% of net sales in the second quarter of 2007. This $0.9 million increase in second quarter operating profit resulted from $2.3 million higher gross profit and $0.2 million lower amortization expense, partially offset by a $1.6 million increase in SG&A costs.

Net Income. Net income for Stanadyne in the second quarter of 2008 totaled $3.0 million and 4.0% of net sales versus net income of $2.7 million and 3.8% of net sales in the second quarter of 2007. This $0.2 million increase in second quarter net income was due to $0.9 million higher operating income and a reduction in the minority interest in the earnings of the India joint venture, offset by $0.9 million of additional income taxes.

Net income for Holdings in the second quarter of 2008 totaled $1.1 million and was $1.9 million less than the net income reported for Stanadyne due to $2.6 million of additional interest expense on the Discount Notes, partially offset by $0.7 million of additional income tax benefits. Net income for Holdings in the second quarter of 2007 totaled $1.0 million and was $1.7 million less than the net income reported for Stanadyne due to $2.3 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits.

The Six Months Ended June 30, 2008 for Holdings and Stanadyne

Compared to

The Six Months Ended June 30, 2007 for Holdings and Stanadyne

Net Sales. Net sales for the six months ended June 30, 2008 totaled $145.0 million and were $2.2 million or 1.5% less than sales of $147.1 million for the comparable period in 2007. Lower sales to the OEM market during the first six months of 2008 were partially offset by higher demand from the service markets.

OEM sales represented 56% of our total sales in the first six months of 2008 as compared to 61% in the same period of 2007. Sales to our OEM customers were $9.2 million less in the first half of 2008, due primarily to $17.6 million lower sales to Deere. Demand from Deere decreased for products used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Strength in demand from our other OEM customers offset much of the reduction in sales to Deere. Sales to GEP for fuel pumps used in the military HMMWV were $1.8 million greater in the first six months of 2008. Sales of our high pressure gasoline pump to Daimler were also $1.4 million higher in the first six months of 2008. There was also increased OEM demand in 2008 for our diesel fuel injection equipment from Cummins, Ford, SISU and Perkins for a combined total of $5.2 million higher sales in the first half of 2008 than the same period a year ago.

Sales to the service markets represented 44% of our total sales in the first six months of 2008 as compared to 39% in the same period of 2007. Sales to the service customers increased $7.0 million or 12.3% in the first half of 2008 versus the first half of 2007. After much lower demand in 2007, service orders from GM for fuel pumps increased in the first six months of 2008, resulting in $4.7 million higher sales when compared to the same period a year earlier. Service orders from Deere also increased by $2.3 million in the first half of 2008.

Sales by major product line in the first six months of 2008 reflected lower sales of our fuel pump and fuel injector products, partially offset by a $6.3 million increase in our fuel filtration and PCA businesses.

Gross Profit. Gross profit totaled $40.0 million and 27.6% of net sales in the first six months of 2008, compared to $35.8 million and 24.3% of net sales in the first six months of 2007. Despite lower OEM sales volumes, a more profitable mix of products sold provided an additional $1.2 million of gross profit in the first half of 2008 when compared to the same period of 2007. Factory overhead costs in the U.S. operations were $2.9 million less in the first half of 2008 reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location. Gross profit in the Brescia, Italy plant improved by $1.7 million when compared to the first six months of 2007. Much of the reorganization has been completed in this location, although management will continue to target further overhead cost savings this year.

Selling, General and Administrative Expenses (“SG&A”) totaled $19.1 million or 13.2% of net sales in the first six months of 2008, as compared to $17.2 million or 11.7% of net sales for the same period in 2007. The $1.9 million increase in SG&A costs was due primarily to $1.0 million higher research and development costs related to development of high pressure gasoline and diesel fuel systems. Increases in 2008 SG&A costs also included $0.6

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

million for professional fees related to personnel recruiting and assistance with testing the Company’s internal control over financial reporting. Start-up costs in China were $0.5 million more in the first six months of 2008 when compared to the same period of 2007 and were partially offset by savings realized from the closure of our former Trappes, France office late last year.

Pension Plan Curtailment Gain. Changes to the U.S.-based defined benefit pension plans at the end of the first quarter of 2007 resulted in a curtailment gain of the liability associated with future benefits. Effective March 31, 2007, Stanadyne amended the Stanadyne Corporation Pension Plan (a defined benefit plan) to freeze the benefits for all participants so that no future benefits accrue after that date. The effect of the Pension Plan freeze resulted in a curtailment gain of $10.0 million. This curtailment gain is equal to the reduction in the projected benefit obligations (PBO) due to the freeze, offset by any unrecognized losses immediately prior to the freeze, plus remaining unrecognized prior service costs.

Amortization of Intangible Assets. Amortization of intangible assets totaled $1.6 million through the first six months of 2008 and was $0.4 million less than the amount reported for the same period in prior year due to the expiration of certain product design patents at mid-year 2007.

Operating Income. Operating income for the first six months of 2008 totaled $18.9 million and 13.0% of net sales and was $7.3 million less than the $26.1 million and 17.8% of net sales in the first six months of 2007. Excluding the 2007 pension curtailment gain of $10.0 million, the year-over-year six month comparison reflected an increase of $2.8 million. This increase in 2008 operating income resulted from $4.2 million higher gross profit and $0.4 million lower amortization expenses partially offset by $1.9 million higher SG&A expense.

Net Income. Net income for Stanadyne for the first six months of 2008 totaled $5.9 million and 4.1% of sales versus net income of $10.7 million and 7.3% of sales for the first six months of 2007. This $4.8 million decrease in 2008 was due to $7.3 million lower operating income, driven primarily by the impact of the 2007 pension plan curtailment gain, and was partially offset by $2.2 million lower 2008 income tax expense.

Net income for Holdings in the first six months of 2008 totaled $1.9 million and was $4.0 million less than the amount reported for Stanadyne due to $5.1 million of additional interest expense on the Discount Notes, partially offset by $1.1 million of lower income taxes. Net income for Holdings in the first six months of 2007 totaled $7.4 million and was $3.3 million less than the amount reported for Stanadyne due to $4.5 million of additional interest expense on the Discount Notes, partially offset by $1.2 million of lower income taxes.

Liquidity and Capital Resources

Stanadyne’s principal sources of liquidity are cash on hand, which totaled $30.2 million on June 30, 2008, and cash flows from operations. Stanadyne also maintains a U.S.-based revolving credit facility under which $31.9 million was available for borrowing as of June 30, 2008, of which $7.2 million was used to secure standby letters of credit. Stanadyne occasionally utilizes capital leasing and, for its foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of June 30, 2008 totaled $182.3 million and was comprised of $160 million of Notes, $15.0 million in domestic term loans, no borrowings under the domestic revolving credit facility, $6.9 million in foreign overdraft and revolving credit facilities and $0.4 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Indebtedness for Holdings as of June 30, 2008 totaled $270.0 million, comprised of the same debt balances for Stanadyne, plus an additional $87.7 million of Discount Notes. Holdings has no independent financial resources of its own. The Senior Credit Facilities and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries in the six months ended June 30, 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Operating Activities. Stanadyne’s cash flows from operating activities for the six months ended June 30, 2008 were $0.9 million as compared to $3.8 million for the same period of 2007. Improved gross profit in the first half of 2008 was partially offset by increased cash requirements for working capital accounts.

There was an increase in cash flows, before the pension curtailment gain and any changes in the asset and liability accounts, generated by operating activities of $4.8 million in the first six months of 2008 as compared to the same period of 2007 due to $2.7 million greater operating income and $2.1 million lower income taxes.

Changes in asset and liability accounts, primarily working capital accounts, required $7.7 million more cash in the first six months of 2008 versus the comparable period in 2007.

•

Inventory levels increased in the first half of 2008 consuming $4.9 million more cash than during the same period of 2007. Approximately $4.3 million of this difference was related to the U.S. operations. Inventory of several purchased components in the U.S. operations was increased by $0.9 million in 2008 to carefully manage the transition to lower cost suppliers for several purchased components over the next several months. An additional $0.6 million of inventory growth in 2008 occurred due to expected demand for fuel injection equipment in the construction and forestry market that did not materialize. Manufacturing schedules will be reduced for the rest of 2008 in order to consume these additional inventories by the end of the year. A quality problem detected late in the second quarter of 2008 also delayed shipment of approximately $0.7 million of inventory originally scheduled to be sold in June. Steps to correct the quality issue have been taken, and the underlying inventory will be reworked and sold in the third quarter 2008. The remainder of the growth in inventory in 2008 was due to purchase of raw materials at favorable terms and production of other components in excess of customer demand. These added inventories will be consumed through normal levels of production activities over the balance of 2008.

•

Payments of accounts payable balances consumed $2.0 million more cash in the first six months of 2008 when compared to the same period in 2007. Approximately $0.9 million of this difference is related to payment for equipment delivered to our Changshu, China plant late last year. The remainder of the year-over-year change was attributable to differences in timing of cash disbursements to the supply base.

•

Cash changes to accrued liability accounts in the first six months of 2008 consumed $1.6 million more cash than in the comparable period in 2007. Significant changes in liability accounts that resulted in a reduction in cash flows from operations in the first half of 2008 included payment of $1.0 million for severance benefits related to staff reductions in 2007.

Cash flows from operating activities for Holdings for the first six months of 2008 were substantially the same as the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities for the first six months of 2008 consumed $4.7 million of cash. Capital expenditures in the first half of 2008 totaled $4.7 million compared to $3.8 million for the same period in 2007. Capital expenditures in 2008 reflected necessary investments in equipment to support our operations, as well as approximately $0.7 million for manufacturing equipment in the new Changshu, China location.

Cash Flows From Financing Activities. Cash flows from financing activities for the Company in the first six months of 2008 consumed $3.7 million of cash compared to $1.4 million of cash consumed in the first six months of 2007.

Cash flows from financing activities in our U.S.-based operations during the first six months of 2008 included a $6.2 million reduction in term debt based on the terms of the Senior Credit facility related to excess cash flow generated in 2007. Remaining balances under the Term Loan are not due until 2010. There were no borrowings under the U.S.-based Revolving Credit Line as of June 30, 2008 and 2007, which after reductions for outstanding letters of credit, provided available liquidity of $24.7 million and $26.2 million at each date, respectively.

Cash flows from financing activities in our foreign operations in the first six months of 2008 included a $2.3 million increase in overdraft borrowings at SpA as well as payments of capital lease obligations totaling $0.1 million. Increased overdraft borrowings at SpA were used to support working capital requirements and pay employee

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

severance obligations. Cash flows from financing activities in SAPL included the establishment of a five year term loan for $0.5 million with Indian Overseas Bank to finance equipment for production of fuel injection products. SAPL also made scheduled term loan payments totaling $0.2 million in the first six months of 2008.

Pension Plans. We maintain the Stanadyne Corporation Pension Plan, a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and the Supplemental Retirement Benefit Plan, an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan.

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

The effect of the Pension Plan freeze resulted in a curtailment gain of $10.0 million for the Pension Plan. This one-time curtailment gain resulted from the reduction in the plans’ projected benefit obligations (“PBO”) due to the freeze of $9.4 million and unrecognized prior service costs of $0.6 million.

The Company contributed $1.6 million to the Pension Plan during the first six months of 2008 and expects the minimum required contributions to the Pension Plan in 2008 to total approximately $3.4 million. The Company contributed $5.9 million to the Pension Plan in 2007.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include: product warranty reserves, inventory reserves for excess or obsolescence, pension and postretirement benefit liabilities, self-insurance reserves and revenue recognition.

Product Warranty Reserves. We provide a limited warranty for specific products and recognize the projected cost for this warranty in the period the products are sold. Liability reserves are determined by applying historical warranty experience rates to current period product sales. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Inventory Reserves. We maintain our inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for all domestic inventory and on a first-in, first-out (“FIFO”) basis for all foreign inventory. When conditions warrant (usually highlighted by slow-moving products or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. Annually, we review and identify all inventories in excess of three years sales requirements. We reserve for this “slow moving” inventory as it has no realizable value. If business conditions change during the year, this evaluation is conducted more frequently.

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

Revenue Recognition. We record sales and related cost of goods sold when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. The Company enters into long-term contracts with certain customers for the supply of parts during the contract period. We establish estimates for sales returns and allowances based on historical experience. We do not provide customers with general rights of return for products sold; however, in limited circumstances, we will allow sales returns and allowances from customers if the products sold do not conform to specification.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first six months of 2008 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on June 30, 2008 was approximately $154.0 million. The fair value of Holdings’ Discount Notes based on bid prices at June 30, 2008 was $ 76.1 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. The impact of foreign currency exchange was immaterial for the six months ended June 30, 2008 and 2007. Foreign currency exchange for the six months ended June 30, 2008 and 2007 were net gains of $0.2 million and net loss of $0.1 million, respectively. The Company does not hedge against foreign currency risk.

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

On April 29, 2008, Holdings issued 10,000 shares for $0.47 cash per share to a former employee upon exercise of options, which shares Holdings immediately purchased for $1.07 per share. Holdings issued such shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

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

Stanadyne Holdings, Inc.
(Registrant)

Date: August 13, 2008	/s/ Stephen S. Langin
Stephen S. Langin Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: August 13, 2008	/s/ Stephen S. Langin
Stephen S. Langin Vice President and Chief Financial Officer

EXHIBIT INDEX:

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002