Form 10-Q
period 2008-09-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2008-11-12
CIK 1323274, 1053439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of September 30, 2008:

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$32,553	$37,950
Accounts receivable, net of allowance for uncollectible accounts of $200 as of September 30, 2008 and December 31, 2007	36,814	38,813
Inventories	32,972	29,228
Prepaid expenses and other assets	2,097	1,772
Deferred income taxes	3,619	2,818

Total current assets	108,055	110,581

Property, plant and equipment, net	86,549	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	83,937	88,306

Total assets	$423,116	$436,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,374	$23,967
Accrued liabilities	24,762	35,778
Current maturities of long-term debt	6,489	4,298
Current portion of capital lease obligations	324	247

Total current liabilities	49,949	64,290

Long-term debt, excluding current maturities	265,980	264,136
Deferred income taxes	27,646	27,749
Capital lease obligations, excluding current portion	794	256
Other non current liabilities	23,929	26,311

Total liabilities	368,298	382,742

Minority interest in consolidated subsidiary	28	76

Commitments and Contingencies

Stockholders’ equity:
Common stock	1,064	1,064
Additional paid-in capital	54,174	54,085
Other accumulated comprehensive income	6,195	5,994
Accumulated deficit	(6,348)	(7,233)
Treasury stock, at cost	(295)	(229)

Total stockholders’ equity	54,790	53,681

Total liabilities and stockholders’ equity	$423,116	$436,499

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net sales	$66,043	$69,372
Cost of goods sold	49,913	54,778

Gross profit	16,130	14,594

Selling, general and administrative expenses	9,334	9,345
Amortization of intangible assets	816	890
Management fees	187	187

Operating income	5,793	4,172

Interest expense	(7,340)	(7,192)

Loss from operations before income tax benefit and minority interest	(1,547)	(3,020)

Income tax benefit	465	558

Loss from operations before minority interest	(1,082)	(2,462)

Minority interest in loss of consolidated subsidiary	32	50

Net loss	$(1,050)	$(2,412)

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net sales	$211,028	$216,507
Cost of goods sold	154,889	166,128

Gross profit	56,139	50,379

Selling, general and administrative expenses	28,481	26,612
Amortization of intangible assets	2,448	2,938
Management fees	563	563
Pension plan curtailment gain	—	(10,015)

Operating income	24,647	30,281

Interest expense	(21,873)	(21,269)

Income from operations before income taxes and minority interest	2,774	9,012

Income tax expense	(1,937)	(3,903)

Income from operations before minority interest	837	5,109

Minority interest in loss (income) of consolidated subsidiary	48	(128)

Net income	$885	$4,981

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$885	$4,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,102	16,363
Amortization of debt discount and deferred financing fees	9,257	8,425
Stock-based compensation expense	77	291
Deferred income tax benefit	(925)	(1,703)
(Loss) income applicable to minority interest	(48)	128
Loss on disposal of property, plant and equipment	56	948
Pension plan curtailment gain	—	(10,015)
Changes in operating assets and liabilities	(21,154)	(18,775)

Net cash provided by operating activities	4,250	643

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	104
Decrease in restricted cash	—	975
Capital expenditures	(5,974)	(6,201)
Proceeds from disposal of property, plant and equipment	—	27

Net cash used in investing activities	(5,974)	(5,095)

Cash flows from financing activities:
Payments on term loans	(6,200)	(247)
Proceeds from foreign term loan	360	—
Proceeds from foreign overdraft facilities	2,483	338
Payments on capital lease obligations	(230)	(225)
Proceeds from exercise of stock options	12	20
Purchase of treasury stock	(66)	—

Net cash used in financing activities	(3,641)	(114)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(5,365)	(4,566)
Effect of exchange rate changes on cash	(32)	34
Cash and cash equivalents at beginning of period	37,950	25,394

Cash and cash equivalents at end of period	$32,553	$20,862

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During the nine month periods ended September 30, 2008 and 2007 Stanadyne entered into capital leases for new equipment resulting in lease obligations of $1,118 and $546, respectively.

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$32,371	$37,711
Accounts receivable, net of allowance for uncollectible accounts of $200 as of September 30, 2008 and December 31, 2007	36,814	38,813
Inventories	32,972	29,228
Prepaid expenses and other assets	2,096	1,772
Deferred income taxes	3,619	2,818

Total current assets	107,872	110,342

Property, plant and equipment, net	86,549	93,037
Goodwill	144,575	144,575
Intangible and other assets, net	82,458	86,653

Total assets	$421,454	$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$18,373	$23,967
Accrued liabilities	24,759	35,769
Current maturities of long-term debt	6,489	4,298
Current portion of capital lease obligations	324	247

Total current liabilities	49,945	64,281

Long-term debt, excluding current maturities	175,616	181,336
Deferred income taxes	36,728	34,758
Capital lease obligations, excluding current portion	794	256
Other noncurrent liabilities	23,929	26,311
Due to Stanadyne Holdings, Inc.	1,018	1,251

Total liabilities	288,030	308,193

Minority interest in consolidated subsidiary	28	76

Commitments and Contingencies

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	105,000	105,000
Other accumulated comprehensive income	6,195	5,994
Retained earnings	22,201	15,344

Total stockholder’s equity	133,396	126,338

Total liabilities and stockholder’s equity	$421,454	$434,607

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net sales	$66,043	$69,372
Cost of goods sold	49,913	54,778

Gross profit	16,130	14,594

Selling, general and administrative expenses	9,309	9,335
Amortization of intangible assets	816	890
Management fees	187	187

Operating income	5,818	4,182

Interest expense	(4,688)	(4,828)

Income (loss) from operations before income taxes and minority interest	1,130	(646)

Income tax expense	(249)	(78)

Income (loss) from operations before minority interest	881	(724)

Minority interest in loss of consolidated subsidiary	32	50

Net income (loss)	$913	$(674)

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net sales	$211,028	$216,507
Cost of goods sold	154,889	166,128

Gross profit	56,139	50,379

Selling, general and administrative expenses	28,429	26,570
Amortization of intangible assets	2,448	2,938
Management fees	563	563
Pension plan curtailment gain	—	(10,015)

Operating income	24,699	30,323

Interest expense	(14,139)	(14,374)

Income from operations before income taxes and minority interest	10,560	15,949

Income tax expense	(3,751)	(5,761)

Income from operations before minority interest	6,809	10,188

Minority interest in loss (income) of consolidated subsidiary	48	(128)

Net income	$6,857	$10,060

See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$6,857	$10,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,102	16,363
Amortization of deferred financing fees	1,519	1,519
Stock-based compensation expense	77	291
Deferred income tax expense	1,149	155
(Loss) income applicable to minority interest	(48)	128
Loss on disposal of property, plant and equipment	56	948
Pension plan curtailment gain	—	(10,015)
Changes in operating assets and liabilities	(21,459)	(18,817)

Net cash provided by operating activities	4,253	632

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	104
Decrease in restricted cash	—	975
Capital expenditures	(5,974)	(6,201)
Proceeds from disposal of property, plant and equipment	—	27

Net cash used in investing activities	(5,974)	(5,095)

Cash flows from financing activities:
Payments on term loans	(6,200)	(247)
Proceeds from foreign term loan	360	—
Proceeds from foreign overdraft facilities	2,483	338
Payments on capital lease obligations	(230)	(225)

Net cash used in financing activities	(3,587)	(134)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(5,308)	(4,597)
Effect of exchange rate changes on cash	(32)	34
Cash and cash equivalents at beginning of period	37,711	25,118

Cash and cash equivalents at end of period	$32,371	$20,555

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS

During the nine month periods ended September 30, 2008 and 2007 Stanadyne entered into capital leases for new equipment resulting in lease obligations of $1,118 and $546, respectively.

See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(1) Business, Organization and Significant Accounting Policies

Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Automotive Holdings Corp. (“SAHC”). SAHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SAHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel engines. Stanadyne sells engine components to original equipment manufacturers in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a significant element of Stanadyne’s operations.

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

Stock Options. In 2004, Holdings established the 2004 Equity Incentive Plan to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the 2004 Equity Incentive Plan vest over a period of one to four years contingent upon achievement of certain financial performance targets as defined by the 2004 Equity Incentive Plan and expire 10 years after the date of grant.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

The following table summarizes information about our stock option plan for the three and nine month periods ended September 30, 2008:

	Three Months Ended September 30, 2008
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
July 1, 2008	13,597,500	$0.50	3,121,250	$0.47
Exercised	—	—	—	—
Cancelled	150,000	0.47	—	—

September 30, 2008	13,447,500	$0.50	3,121,250	$0.47

	Nine Months Ended September 30, 2008
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
January 1, 2008	13,690,000	$0.50	3,146,250	$0.47
Exercised	25,000	0.47	25,000	0.47
Cancelled	217,500	0.47	—	—

September 30, 2008	13,447,500	$0.50	3,121,250	$0.47

*	Represents per share price.

During the third quarter of 2008, two employees retired from the Company resulting in the cancellation of 150,000 unvested stock options. No options were granted in the third quarter or first nine months of 2008.

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

As of September 30, 2008, there was $129 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2004 Equity Incentive Plan. The total stock-based employee compensation expense for the year ending December 31, 2008 for the stock options awarded through September 30, 2008 is expected to be $102.

Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. As of January 1, 2008 and September 30, 2008, the Company did not have any financial or non-financial instruments accounted for at fair value on a recurring or non-recurring basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

New Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies to business combinations for which the acquisition date is on or after December 15, 2008. The areas that are most applicable to the Company with regard to SFAS No. 141R are (1) that the statement requires companies to expense transaction costs as incurred (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will be adjusted through income as opposed to goodwill, and (3) any non-controlling interests will be recorded at fair value. SFAS No. 141R will be applied prospectively by the Company to any business combinations on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective beginning in fiscal 2009. This statement shall be applied prospectively as of the beginning of 2009, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We do not expect the impact to be material to the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective beginning in fiscal 2009. As of and for the nine months ended September 30, 2008, the Company did not use any derivative instruments.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies prospectively to all intangible assets acquired after the effective date of January 1, 2009, whether acquired in a business combination or otherwise. We are evaluating any impact that this may have on the Company’s consolidated financial statements.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(2) Inventories

Components of inventories are as follows:

	As of September 30, 2008	As of December 31, 2007
Raw materials and purchased parts	$13,954	$14,559
Work-in-process	11,749	10,962
Finished goods	7,269	3,707

	$32,972	$29,228

(3) Intangible and Other Assets

Major components of intangible and other assets at September 30, 2008 and December 31, 2007 are listed below:

	Holdings
	As of September 30, 2008		As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	9,651	24,300	8,359
Customer contracts	15,252	6,334	15,252	5,190
Debt issuance costs	18,447	9,290	18,447	7,598
Other	183	70	411	57

	$109,282	$25,345	$109,510	$21,204

	Stanadyne
	As of September 30, 2008		As of December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	9,651	24,300	8,359
Customer contracts	15,252	6,334	15,252	5,190
Debt issuance costs	16,091	8,413	16,090	6,894
Other	183	70	411	57

	$106,926	$24,468	$107,153	$20,500

Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $816 and $890 for the three months ended September 30, 2008 and 2007, respectively, and $2,448 and $2,938 for the nine months ended September 30, 2008 and 2007, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $3,264 in 2008, $3,249 in 2009, $3,160 in 2010, $2,944 in 2011 and $2,816 in 2012.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $3,163 and $2,875 for the three months ended September 30, 2008 and 2007, respectively, and $9,257 and $8,425 for the nine months ended September 30, 2008 and 2007, respectively. Amortization of debt issuance costs for Stanadyne was $508 and $506 for the three months ended September 30, 2008 and 2007, respectively, and $1,519 for the nine months ended September 30, 2008 and 2007. These amounts are included as interest expense in the accompanying condensed consolidated statements of operations.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(4) Long-term Debt

Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Revolving credit lines	$—	$—	$—	$—
Term loan	15,000	21,200	15,000	21,200
Stanadyne Senior Subordinated Notes	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, net of unamortized discount	90,364	82,800	—	—
SAPL debt	1,277	1,095	1,277	1,095
SpA debt	5,828	3,339	5,828	3,339

Long-term debt	272,469	268,434	182,105	185,634
Less current maturities of long-term debt	6,489	4,298	6,489	4,298

Long-term debt, excluding current maturities	$265,980	$264,136	$175,616	$181,336

(5) Pension Plans, Defined Contribution Plan and Other Postretirement Health Care and Life Insurance Pension Plans

The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension expense for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$722
Interest cost	1,410	1,399	4,230	4,195
Expected return on plan assets	(1,664)	(1,518)	(4,992)	(4,559)
Amortization of prior service costs	8	(1)	23	(28)
Recognized net actuarial loss	—	10	—	30
Curtailment gain	—	—	—	(10,015)

Net periodic pension income	$(246)	$(110)	$(739)	$(9,655)

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

The effect of the Pension Plan freeze resulted in curtailment gains of $9,996 for the Pension Plan and $19 for the Supplemental Retirement Benefit Plan which are included in the condensed consolidated statement of operations for the nine months ended September 30, 2007. These curtailment gains are equal to the reduction in the plans’ projected benefit obligations due to the freeze of $9,382 and unrecognized prior service costs of $633.

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

The 401(k) plan expense representing the Company’s cost for matching contributions was $0.4 million for the three months ended September 30, 2008 and 2007, and $1.3 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Postretirement Health Care and Life Insurance

The Company’s domestic subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic benefit expense for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$43	$44	$129	$128
Interest cost	99	103	296	325
Recognized net actuarial income	(114)	(66)	(342)	(210)

Net periodic postretirement benefit expense	$28	$81	$83	$243

(6) Contingencies

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

(6) Contingencies (continued)

The Company estimates and records the liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty accrual are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warranty liability, beginning of period	$1,908	$4,446	$2,536	$5,667
Warranty expense based on products sold	690	279	1,670	710
Warranty claims paid	(226)	(1,195)	(1,834)	(2,847)

Warranty liability, end of period	$2,372	$3,530	$2,372	$3,530

The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.

(7) Comprehensive Income

Comprehensive income is as follows:

	Holdings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(1,050)	$(2,412)	$885	$4,981
Other comprehensive income:
Foreign currency translation adjustments	871	206	(201)	565

Comprehensive income (loss)	$179	$(2,206)	$684	$5,546

	Stanadyne
	Three Months Ended September 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$913	$(674)	$6,857	$10,060
Other comprehensive income:
Foreign currency translation adjustments	871	206	(201)	565

Comprehensive income (loss)	$1,784	$(468)	$6,656	$10,625

(8) Segments

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

(9) Supplemental Consolidating Condensed Financial Statements

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

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet September 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations			Stanadyne Corporation & Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$31,342	$—	$211	$818	(a	)	$32,371
Accounts receivable, net	29,751	—	7,063	—			36,814
Inventories	26,757	—	5,894	321	(a	)	32,972
Other current assets	3,876	—	1,839	—			5,715

Total current assets	91,726	—	15,007	1,139			107,872

Property, plant and equipment, net	61,204	—	25,345	—			86,549
Intangible and other assets, net	221,415	—	6,012	(394)			227,033
Intercompany accounts	26,601	—	—	(26,601)	(b	)	—

Total assets	$400,946	$—	$46,364	$(25,856)			$421,454

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,546	$—	$6,613	$(27)	(a	)	$43,132
Current maturities of long-term debt and capital lease obligations	—	—	6,813	—			6,813

Total current liabilities	36,546	—	13,426	(27)			49,945

Long-term debt and capital lease obligations	175,000	—	1,410	—			176,410
Other non-current liabilities	54,986	—	6,064	(393)			60,657
Intercompany accounts	1,018	—	4,264	(4,264)			1,018	(c	)
Minority interest in consolidated subsidiary	—	—	—	28			28
Stockholder’s equity	133,396	—	21,200	(21,200)			133,396

Total liabilities and stockholder’s equity	$400,946	$—	$46,364	$(25,856)			$421,454

(a)	Amounts represent the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations			Stanadyne Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$34,900	$—	$1,915	$896	(a	)	$37,711
Restricted cash
Accounts receivable, net	32,798	—	6,015	—			38,813
Inventories, net	23,335	—	6,226	(333)	(a	)	29,228
Other current assets	3,558	—	1,032	—			4,590

Total current assets	94,591	—	15,188	563			110,342
Property, plant and equipment, net	67,428	—	25,609	—			93,037
Intangible and other assets, net	225,382	—	5,909	(63)			231,228
Investment in subsidiaries	18,588	—	—	(18,588)	(b	)	—

Total assets	$405,989	$—	$46,706	$(18,088)			$434,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$49,174	$—	$10,423	$139	(a	)	$59,736
Current maturities of long-term debt and capital lease obligations	—	—	4,545	—			4,545

Total current liabilities	49,174	—	14,968	139			64,281
Long-term debt and capital lease obligations	181,200	—	392	—			181,592
Other non-current liabilities	54,313	—	6,819	(63)			61,069
Intercompany accounts	(2,112)	—	2,474	889			1,251	(c	)
Minority interest	—	—	—	76			76
Stockholder’s equity	123,414	—	22,053	(19,129)			126,338

Total liabilities and stockholder’s equity	$405,989	$—	$46,706	$(18,088)			$434,607

(a)	Amounts represent the elimination of intercompany transactions.
(b)	Elimination of investments in subsidiaries of the Parent.
(c)	Amount due to Stanadyne Holdings, Inc.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended September 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations			Stanadyne Corporation & Subsidiaries
Net sales	$59,928	$—	$7,870	$(1,755)	(a	)	$66,043
Cost of goods sold	43,236	—	8,437	(1,760)	(a	)	49,913

Gross profit	16,692	—	(567)	5			16,130
Selling, general, administrative and other operating expenses	9,518	—	794	—			10,312

Operating income (loss)	7,174	—	(1,361)	5			5,818
Interest expense	(4,556)	—	(132)	—			(4,688)

Income (loss) from operations before income tax expense (benefit) and minority interest	2,618	—	(1,493)	5			1,130
Income tax expense (benefit)	789	—	(540)	—			249

Income (loss) from operations before minority interest	1,829	—	(953)	5			881
Equity in net loss of investees	(921)	—	—	921			—
Minority interest in loss of consolidated subsidiary	—	—	—	32			32

Net income (loss)	$908	$—	$(953)	$958			$913

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Three Months Ended September 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations			Stanadyne Corporation & Subsidiaries
Net sales	$64,605	$—	$6,804	$(2,037)	(a	)	$69,372
Cost of goods sold	47,508	—	9,581	(2,311)	(a	)	54,778

Gross profit (loss)	17,097	—	(2,777)	274			14,594
Selling, general, administrative and other operating expenses	9,708	—	704	—			10,412

Operating income (loss)	7,389	—	(3,481)	274			4,182
Interest expense	(4,727)	—	(101)	—			(4,828)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	2,662	—	(3,582)	274			(646)
Income tax expense (benefit)	1,600	—	(1,522)	—			78

Income (loss) from continuing operations before minority interest	1,062	—	(2,060)	274			(724)
Minority interest in income of consolidated subsidiary	—	—	—	50			50

Net income (loss)	$1,062	$—	$(2,060)	$324			$(674)

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Nine Months Ended September 30, 2008
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations			Stanadyne Corporation & Subsidiaries
Net sales	$192,129	$—	$24,939	$(6,040)	(a	)	$211,028
Cost of goods sold	135,595	—	25,390	(6,096)	(a	)	154,889

Gross profit	56,534	—	(451)	56			56,139
Selling, general, administrative and other operating expenses	28,959	—	2,481	—			31,440

Operating income (loss)	27,575	—	(2,932)	56			24,699
Interest expense	(13,805)	—	(334)	—			(14,139)

Income (loss) from operations before income tax (expense) benefit and minority interest	13,770	—	(3,266)	56			10,560
Income tax (expense) benefit	(4,712)	—	961	—			(3,751)

Income (loss) from operations before minority interest	9,058	—	(2,305)	56			6,809
Equity in net loss of investees	(2,257)	—	—	2,257			—
Minority interest in loss of consolidated subsidiary	—	—	—	48			48

Net income (loss)	$6,801	$—	$(2,305)	$2,361			$6,857

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Operations Nine Months Ended September 30, 2007
	Stanadyne Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations			Stanadyne Corporation & Subsidiaries
Net sales	$202,443	$—	$21,368	$(7,304)	(a	)	$216,507
Cost of goods sold	148,514	—	25,206	(7,592)	(a	)	166,128

Gross profit (loss)	53,926	—	(3,838)	288			50,379
Selling, general, administrative and other operating expenses	18,215	—	1,841	—			20,056

Operating income (loss)	35,714	—	(5,676)	288			30,323
Interest expense	(14,123)	—	(251)	—			(14,374)

Income (loss) from continuing operations before income tax (expense) benefit and minority interest	21,591	—	(5,927)	288			15,949
Income tax expense (benefit)	(8,302)	—	2,541	—			(5,761)

Income (loss) from continuing operations before minority interest	13,289	—	(3,386)	288			10,188
Minority interest in income of consolidated subsidiary	—	—	—	(128)			(128)

Net income (loss)	$13,289	$—	$(3,386)	$160			$10,060

(a)	Elimination of intercompany sales and cost of goods sold.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Supplemental Consolidating Condensed Financial Statements (continued)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Nine Months Ended September 30, 2008
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$9,058	$—	$(2,305)	$104	$6,857
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,018	—	3,084	—	16,102
Amortization of deferred financing fees	1,519	—	—	—	1,519
Loss on disposal of property and equipment	25	—	31	—	56
Stock-based compensation expense	77	—	—	—	77
Deferred tax expense (benefit)	2,301	—	(1,152)	—	1,149
Loss applicable to minority interest	—	—	—	(48)	(48)
Changes in operating assets and liabilities	(17,834)	—	(3,434)	(191)	(21,459)

Net cash provided by (used in) operating activities	8,164	—	(3,776)	(135)	4,253

Cash flows from investing activities:
Capital expenditures	(3,019)	—	(2,955)	—	(5,974)
Investment in subsidiary	(1,275)	—	—	1,275	—

Net cash used in investing activities	(4,294)	—	(2,955)	1,275	(5,974)

Cash flows from financing activities:
(Payments on ) proceeds from debt	(7,318)	—	3,731	—	(3,587)
Proceeds from parent	—	—	1,275	(1,275)	—

Net cash (used in) provided by financing activities	(7,318)	—	5,006	(1,275)	(3,587)

Net decrease in cash and cash equivalents	(3,448)	—	(1,725)	(135)	(5,308)
Effect of exchange rate changes on cash	(110)	—	21	57	(32)
Cash and cash equivalents at beginning of period	34,900	—	1,915	896	37,711

Cash and cash equivalents at end of period	$31,342	$—	$211	$818	$32,371

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except where noted otherwise)

(9) Supplemental Consolidating Condensed Financial Statements (concluded)

	Stanadyne Corporation and Subsidiaries Consolidating Condensed Statement of Cash Flows Nine Months Ended September 30, 2007
	Corporation Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Stanadyne Corporation & Subsidiaries
Cash flows from operating activities:
Net income (loss)	$13,286	$—	$(3,386)	$160	$10,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,633	—	2,730	—	16,363
Amortization of deferred financing fees	1,519	—	—	—	1,519
Stock-based compensation expense	291	—	—	—	291
Other adjustments	2,892	—	(2,737)	—	155
Income applicable to minority interest	—	—	—	128	128
Loss on disposal of property, plant and equipment	700	—	248	—	948
Pension plan curtailment gain	(10,015)	—	—	—	(10,015)
Changes in operating assets and liabilities	(19,594)	—	733	44	(18,817)

Net cash provided by (used in) operating activities	2,712	—	(2,412)	332	632

Cash flows from investing activities:
Increase in restricted cash	975	—	—	—	975
Net proceeds from sale of discontinued operations	104	—	—	—	104
Capital expenditures	(3,472)	—	(2,706)	(23)	(6,201)
Proceeds from disposal of property, plant and equipment	—	—	27	—	27
Investment in subsidiary	(5,575)	—	—	5,575	—

Net cash (used in) provided by investing activities	(7,968)	—	(2,679)	5,552	(5,095)

Cash flows from financing activities:
Net payments on debt	—	—	(134)	—	(134)
Proceeds from parent			5,575	(5,575)

Net cash used in financing activities	—	—	5,441	(5,575)	(134)

Net (decrease) increase in cash and cash equivalents	(5,256)	—	350	309	(4,597)
Effect of exchange rate changes on cash	69	—	61	(96)	34
Cash and cash equivalents at beginning of period	24,471	—	107	540	25,118

Cash and cash equivalents at end of period	$19,284	$—	$518	$753	$20,555

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Spurred by the sub-prime lending market collapse, the economy in the third quarter created many uncertainties for the future. Coupled with record setting cost increases in the raw materials, commodities, and energy markets, business conditions in the third quarter were extremely challenging. A combination of factors helped mitigate the economic pressures on our businesses: diversity in our global customer base, balance in our service and original equipment manufacturer revenues, very low reliance on the North American auto industry, savings from cost reductions actions taken in 2007, and strong liquidity.

Although sales in the third quarter of 2008 were lower when compared to the same period a year ago, operating income was higher. Our sales in the third quarter of 2008 were $66.0 million, reflecting a decrease of $3.3 million and 4.8% from the third quarter of 2007 sales of $69.4 million. Lower sales to Deere and Company (“Deere”) were partially offset by increased demand from a number of other customers. Our operating income in the third quarter of 2008 increased to $5.8 million and 8.8% of net sales, as compared to $4.2 million and 6.0% of net sales in the third quarter of 2007. This improvement in operating income was primarily driven by additional gross profit from a more profitable mix of products sold and lower factory overhead costs in our U.S. and Italy-based operations in the third quarter of 2008.

Our sales for the first nine months of 2008 totaled $211.0 million and were $5.5 million less than the sales in the first nine months of 2007 of $216.5 million. Lower original equipment manufacturer (“OEM”) revenues in 2008 were primarily due to $20.5 million lower sales to Deere for products used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Strength in demand from our other OEM customers including General Engine Products (“GEP”), JCB Worldwide (“JCB”), IVECO, Daimler Benz (“Daimler”), Cummins Inc. (“Cummins”), Ford Motor Company (“Ford”), SISU Diesel Inc. ( “SISU”) , Lombardini S.R.L., and Perkins Engine (“Perkins”) offset $15.3 million of the reduction in sales to Deere. Sales to the service markets were $4.8 million or 5.6% greater in the first nine months of 2008 versus the same period of 2007 and included increases in sales to Deere and to General Motors (“GM”).

Operating income for the first nine months of 2008 totaled $24.7 million and 11.7% of net sales, reflecting a reduction of $5.6 million from the first nine months of 2007 operating income of $30.3 million, which included a $10.0 million pension curtailment gain. Excluding the 2007 pension curtailment gain, the year-over-year nine month comparison of operating income reflects an increase of $4.4 million. Gross profit increased $6.3 million as a result of a more profitable market mix of products sold in the first nine months of 2008, as well as lower factory overhead costs in the U.S. operations, reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location. Higher gross profit was partially offset by a $1.8 million increase in our SG&A expenses in the first nine months of 2008, driven primarily by $2.2 million higher research and development costs related to development of high pressure gasoline and diesel fuel systems.

After several months of start up activities, our new Changshu, China plant commenced its production phase late in the second quarter of 2008. Although third quarter sales from this location were less than $0.3 million, they are expected to increase through the end of the year.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Despite higher working capital requirements this year, Stanadyne’s cash flows from operating activities in the first nine months of 2008 were $4.3 million. Overall liquidity remained strong as of September 30, 2008. Cash on hand totaled $32.4 million as of September 30, 2008, reflecting an increase of $2.0 million since the end of the previous quarter. Availability under the U.S.-based Revolving Credit Facility totaled $23.1 million as of September 30, 2008. Although we have not had any borrowings on this revolving credit facility since 2004, a review of the underlying credit commitments indicates there is relatively little risk that funds would not be available should we draw on the line of credit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation

The following table displays unaudited information for the three and nine month periods ended September 30, 2008 and 2007 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	$	%	$	%	$	%	$	%
Net sales	66,043	100.0	69,372	100.0	211,028	100.0	216,507	100.0
Cost of goods sold	49,913	75.6	54,778	78.9	154,889	73.4	166,128	76.7
Gross profit	16,130	24.4	14,594	21.1	56,139	26.6	50,379	23.3
SG&A	9,334	14.1	9,345	13.5	28,481	13.5	26,612	12.3
Amortization of intangibles	816	1.2	890	1.3	2,448	1.2	2,938	1.3
Management fees	187	0.3	187	0.3	563	0.3	563	0.3
Pension plan curtailment gain	—	—	—	—	—	—	(10,015)	(4.6)
Operating income	5,793	8.8	4,172	6.0	24,647	11.7	30,281	14.0
Net (loss) income	(1,050)	(1.6)	(2,412)	(3.5)	885.4		4,981	2.3

	Stanadyne
	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	$	%	$	%	$	%	$	%
Net sales	66,043	100.0	69,372	100.0	211,028	100.0	216,507	100.0
Cost of goods sold	49,913	75.6	54,778	78.9	154,889	73.4	166,128	76.7
Gross profit	16,130	24.4	14,594	21.1	56,139	26.6	50,379	23.3
SG&A	9,309	14.1	9,335	13.5	28,429	13.5	26,570	12.3
Amortization of intangibles	816	1.2	890	1.3	2,448	1.2	2,938	1.3
Management fees	187	0.3	187	0.3	563	0.3	563	0.3
Pension plan curtailment gain	—	—	—	—	—	—	(10,015)	(4.6)
Operating income	5,818	8.8	4,182	6.0	24,699	11.7	30,323	14.0
Net income (loss)	913	1.4	(674)	(1.0)	6,857	3.2	10,060	4.7

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations:

The Three Months Ended September 30, 2008 for Holdings and Stanadyne

Compared to

The Three Months Ended September 30, 2007 for Holdings and Stanadyne

Net Sales. Sales in the third quarter of 2008 totaled $66.1 million and were $3.3 million or 4.8% less than sales of $69.4 million in the third quarter of 2007. Sales to the OEM market decreased by $1.2 million or 2.9% and sales to the service markets decreased by $2.2 million or 7.4%.

Sales to our OEM customers represented 59% of our third quarter 2008 revenues, reflecting little change from 58% in the third quarter of 2007. OEM sales to Deere were $4.0 million less in the third quarter of 2008 when compared to the third quarter of 2007. Although sales of our products used in agricultural equipment remained relatively strong, sales of products used in Deere’s construction and forestry equipment, as well as our older style fuel injection equipment that is no longer emissions compliant, accounted for all of the decrease in 2008 business. Increased sales to some of our other OEM customers partially offset the decline in sales to Deere. Third quarter OEM sales to GEP were $1.2 million higher than the third quarter of 2007, due to increased demand for fuel pumps used in the military HMMWV. Sales of our high pressure gasoline injection pump to Daimler increased by $1.3 million in the third quarter of 2008 when compared to the third quarter of 2007. Year-over-year third quarter sales to OEM’s Cummins and SISU totaled $2.1 million more than the third quarter of 2007.

Sales to the service markets in the third quarter of 2008 decreased $2.2 million or 7.4% compared to the third quarter of 2007. Service sales to Deere were $1.3 million less in the third quarter of 2008 when compared to the third quarter of 2007. The balance of this change was driven by lower sales to the parts aftermarket in the third quarter of 2008 versus the same period a year ago. Service sales to GM were $1.0 million higher in the third quarter of 2008 when compared to the third quarter of 2007 when GM reduced its inventory of our service pumps.

Sales by major product line in the third quarter of 2008 when compared to the same period a year ago reflected decreases in fuel pump, filtration and fuel injector sales, partially offset by increases in our sales of Precision Components and Assembly (“PCA”) products and high pressure gasoline injection pumps.

Gross Profit. Gross profit totaled $16.1 million and 24.4% of net sales in the third quarter of 2008, as compared to $14.6 million and 21.1% of net sales in the third quarter of 2007. Although lower sales volume in both the OEM and service markets resulted in $2.0 million lower gross profit in the third quarter of 2008, the positive effects of cost reduction actions taken during 2007 were evident compared to the same period a year ago. Factory overhead costs in our U.S. operations were $1.9 million lower in the third quarter of 2008, due primarily to lower labor costs, savings realized from the consolidation of our Windsor, Connecticut operations, and the closure of our in-house aluminum die cast operations. Factory overhead costs in our Brescia, Italy location in the third quarter of 2008 were $2.2 million lower than the third quarter of 2007, due primarily to the reorganization costs incurred last year. These savings were partially offset by $0.4 million higher overhead costs in the third quarter of 2008 in our China facility, due to the commencement of production, and in our India-based operations. Higher costs in the third quarter of 2008 for raw materials and petroleum-based products used in our manufacturing processes reduced gross profit margins by $0.3 million.

Selling, General and Administrative Expenses (“SG&A”). SG&A in the third quarter of 2008 totaled $9.3 million or 14.1% of net sales as compared to $9.3 million or 13.5% of net sales for the same period of 2007. SG&A costs were unchanged overall, with an additional $0.8 million of research and development costs for high pressure gasoline and diesel fuel systems offset by reductions in severance benefits of $0.7 million in 2007 related to the elimination of 31 salaried positions.

Amortization of Intangible Assets. Amortization of intangible assets totaled $0.8 million in the third quarter of 2008 and was $0.1 million less than the amount in the third quarter of 2007 due to the expiration of certain product design patents at mid-year 2007.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Operating Income. Our operating income in the third quarter of 2008 totaled $5.8 million and 8.8% of net sales as compared to $4.2 million and 6.0% of net sales in the third quarter of 2007. This $1.6 million increase in third quarter operating profit resulted from $1.5 million higher gross profit and $0.1 million lower amortization expense.

Net Income. Net income for Stanadyne in the third quarter of 2008 totaled $0.9 million and 1.4% of net sales versus a net loss of $0.7 million and (1.0)% of net sales in the third quarter of 2007. This $1.6 million increase in third quarter net income was due to $1.6 million higher operating income and a reduction in the minority interest in the loss of the India joint venture, offset by $0.2 million of additional income taxes.

Net loss for Holdings in the third quarter of 2008 totaled $1.1 million and was $2.0 million less than the net income reported for Stanadyne due to $2.7 million of additional interest expense on the Discount Notes, partially offset by $0.7 million of income tax benefits. Net loss for Holdings in the third quarter of 2007 totaled $2.4 million and was $1.3 million greater than the net loss reported for Stanadyne due to $2.4 million of additional interest expense on the Discount Notes, partially offset by $0.6 million of income tax benefits.

The Nine Months Ended September 30, 2008 for Holdings and Stanadyne

Compared to

The Nine Months Ended September 30, 2007 for Holdings and Stanadyne

Net Sales. Net sales for the nine months ended September 30, 2008 totaled $211.0 million and were $5.5 million or 2.5% less than sales of $216.5 million for the comparable period in 2007. Lower sales to the OEM market during the first nine months of 2008 were partially offset by higher sales to the service markets.

OEM sales represented 57% of our total sales in the first nine months of 2008 as compared to 60% in the same period of 2007. Sales to our OEM customers were $10.3 million less in the first nine months of 2008, due primarily to $21.5 million lower sales to Deere . Demand from Deere decreased for products used in construction and forestry equipment as well as for older style fuel injection equipment that is no longer emissions compliant. Strength in demand from our other OEM customers offset much of the reduction in sales to Deere. Sales to GEP for fuel pumps used in the military HMMWV were $3.0 million greater in the first nine months of 2008. Sales of our high pressure gasoline pump to Daimler were also $1.1 million higher in the first nine months of 2008. Increased OEM demand in 2008 for our diesel fuel injection equipment sold to Cummins, Ford, SISU and Perkins combined for a total of $5.5 million higher sales in the first nine months of 2008 than the same period a year ago.

Sales to the service markets represented 43% of our total sales in the first nine months of 2008 as compared to 40% in the same period of 2007. Sales to the service customers increased $4.8 million or 5.6% in the first nine months of 2008 versus the first nine months of 2007. After much lower demand in 2007, service orders from GM for fuel pumps increased in the first nine months of 2008, resulting in $5.6 million higher sales when compared to the same period a year earlier. Service orders from Deere also increased by $1.0 million in the first nine months of 2008.

Sales by major product line in the first nine months of 2008 reflected lower sales of our fuel pump and fuel injector products, partially offset by a $7.1 million increase in our fuel filtration and PCA businesses.

Gross Profit. Gross profit totaled $56.1 million and 26.6% of net sales in the first nine months of 2008, compared to $50.4 million and 23.3% of net sales in the first nine months of 2007. Lower gross profit expected from decreased OEM sales volumes was offset by a more profitable mix of products sold in the first nine months of 2008. Factory overhead costs in the U.S. operations were $4.1 million less in the first nine months of 2008 reflecting savings from organizational restructuring, staff reductions and consolidation of operations in the Windsor, Connecticut location. Gross profit in SpA improved by $2.6 million in 2008 when compared to the first nine months of 2007, due primarily to the $2.1 million write-down of inventory and idle equipment in 2007.

Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $28.5 million or 13.5% of net sales in the first nine months of 2008, as compared to $26.6 million or 12.3% of net sales for the same period in 2007. The $1.9 million increase in SG&A costs was due primarily to $2.2 million higher research and development costs for high pressure gasoline and diesel fuel systems. Increases in 2008 SG&A costs also included $0.8 million for professional fees related to personnel recruiting, legal costs and assistance with testing the Company’s internal control over financial reporting. Start-up costs in China were $0.6 million more in the first nine months of 2008 when compared

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

to the same period of 2007 when our operations were first being organized. These increases were partially offset by reductions in severance benefits in 2007 related to the elimination of 31 salaried positions and $0.2 million lower stock-based compensation expense in 2008.

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

Amortization of Intangible Assets. Amortization of intangible assets totaled $2.4 million through the first nine months of 2008 and was $ 0.5 million less than the amount reported for the same period in prior year due to the expiration of certain product design patents at mid-year 2007.

Operating Income. Operating income for the first nine months of 2008 totaled $24.6 million and 11.7% of net sales and was $5.7 million less than the $30.3 million and 14.0% of net sales in the first nine months of 2007. Excluding the 2007 pension curtailment gain of $10.0 million, the year-over-year nine month comparison reflected an increase of $4.4 million that resulted from $6.3 million higher gross profit and $0.5 million lower amortization expenses partially offset by $2.4 million higher SG&A expense.

Net Income. Net income for Stanadyne for the first nine months of 2008 totaled $6.9 million and 3.2% of sales versus net income of $10.1 million and 4.7% of sales for the first nine months of 2007. This $3.2 million decrease in 2008 was due to $5.6 million lower operating income, driven primarily by the impact of the 2007 pension plan curtailment gain, and was partially offset by $2.0 million lower income tax expense during 2008.

Net income for Holdings in the first nine months of 2008 totaled $0.9 million and was $6.0 million less than the amount reported for Stanadyne due to $7.7 million of additional interest expense on the Discount Notes, partially offset by $1.8 million of lower income taxes. Net income for Holdings in the first nine months of 2007 totaled $5.0 million and was $4.1 million less than the amount reported for Stanadyne due to $6.9 million of additional interest expense on the Discount Notes, partially offset by $1.9 million of lower income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, which totaled $ 32.4 million on September 30, 2008, and cash flows from operations. Cash equivalents as of September 30, 2008 represent commercial paper and certificates of deposit. Stanadyne also maintains a U.S.-based revolving credit facility under which $29.5 million was available for borrowing as of September 30, 2008, of which $6.4 million was used to secure standby letters of credit. Although we have not utilized this revolving credit facility since 2004, a review of the underlying credit commitments indicates there is relatively little risk that funds would not be available should we attempt to draw on the line of credit. We occasionally utilize capital leasing and, for our foreign operations in Italy and India, maintains a combination of overdraft, working capital and term loan facilities with local financial institutions on an as-needed basis.

Indebtedness for Stanadyne as of September 30, 2008 totaled $182.1 million and was comprised of $160.0 million of Notes, $15.0 million in domestic term loans, no borrowings under the domestic revolving credit facility, $6.0 million in foreign overdraft and revolving credit facilities and $1.1 million in foreign term loans. Unless the availability of funds under the Revolving Credit Line is less than $5.0 million, the U.S.-based Senior Credit Facilities are not subject to financial covenants.

Indebtedness for Holdings as of September 30, 2008 totaled $272.5 million, comprised of the same debt balances for Stanadyne, plus an additional $90.4 million of Discount Notes. Holdings has no independent financial resources of its own. The Senior Credit Facilities and the indenture governing the Notes limit the ability of Stanadyne and its subsidiaries to pay dividends or make other distributions to Holdings. There were no dividends paid to Holdings by any of its direct or indirect subsidiaries during the nine months ended September 30, 2008.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Cash Flows From Operating Activities. Stanadyne’s cash flows from operating activities for the nine months ended September 30, 2008 were $4.3 million as compared to $0.6 million for the same period of 2007. Higher gross profit in the first nine months of 2008 was partially offset by increased cash requirements for working capital accounts.

Changes in asset and liability accounts, primarily working capital accounts, required $2.6 million more cash in the first nine months of 2008 versus the comparable period in 2007.

•

Inventory levels were $3.8 million higher in the first nine months of 2008 as compared to the first nine months of 2007, due primarily to growth in finished goods and work-in-process in our U.S. operations. Finished goods inventory increased $2.4 million due to higher in-transit shipments at the end of September 2008 to European customers with selling terms at point of delivery. Work-in-process inventories increased by $0.8 million in 2008 due primarily to additional stock of several purchased components in the U.S. operations to carefully manage the transition to lower cost suppliers over the next several months. These added inventories will be consumed through normal levels of production activities over the balance of 2008.

•

Cash flows from related accounts payable activities consumed $4.1 million more cash in the first nine months of 2008 when compared to the same period in 2007. Approximately $0.9 million of this difference was related to payment for equipment delivered to our Changshu, China plant late last year. The remainder of the year-over-year change was attributable to differences in timing of cash disbursements to the supply base.

•

Cash flows from other liabilities in the first nine months of 2008 consumed $0.6 million more cash than in the comparable period of 2007 due primarily to payment of $1.0 million for severance benefits related to staff reductions in 2007.

Cash flows from operating activities for Holdings for the first nine months of 2008 were substantially the same as the amounts reported for Stanadyne.

Cash Flows From Investing Activities. Cash flows from investing activities for the first nine months of 2008 consumed $6.0 million of cash. Capital expenditures in the first nine months of 2008 totaled $6.0 million compared to $6.2 million for the same period of 2007. Capital expenditures in 2008 reflected necessary investments in equipment to support our operations in the U.S., Italy and India, as well as approximately $0.7 million for manufacturing equipment in the new Changshu, China location.

Cash Flows From Financing Activities. Cash flows from financing activities for the Company in the first nine months of 2008 consumed $3.6 million of cash compared to $0.1 million of cash consumed in the first nine months of 2007.

Cash flows from financing activities in our U.S.-based operations during the first nine months of 2008 included a $6.2 million reduction in term debt based on the terms of the Senior Credit facility related to excess cash flow generated in 2007. Remaining balances under the Term Loan are not due until 2010 unless there is excess cash flow as defined under the terms of the Senior Credit facility. There were no borrowings under the U.S.-based Revolving Credit Line as of September 30, 2008 and 2007, which after reductions for outstanding letters of credit, provided available liquidity of $23.1 million and $26.2 million at each date, respectively.

Cash flows from financing activities in our foreign operations in the first nine months of 2008 included a $2.5 million increase in overdraft borrowings at SpA as well as payments of capital lease obligations totaling to $0.2 million. Increased overdraft borrowings at SpA were used to support working capital requirements and pay employee severance obligations. Cash flows from financing activities in SAPL included proceeds from a five year term loan for $1.1 million with Indian Overseas Bank to finance equipment for production of fuel injection products. SAPL also made scheduled term loan payments totaling $0.3 million in the first nine months of 2008.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

The Company contributed $2.6 million to the Pension Plan during the first nine months of 2008 and expects the minimum required contributions to the Pension Plan to total approximately $3.1 million in 2008. The Company contributed $5.9 million to the Pension Plan in 2007.

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

Product Warranty Reserves. We provide a limited warranty for specific products and recognize the projected cost for this warranty in the period the products are sold. Liability reserves are determined by applying historical warranty experience rates to current product sales data. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Inventory Reserves. We maintain our inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (“LIFO”) basis for all domestic inventories and on a first-in, first-out (“FIFO”) basis for all foreign inventory. When conditions warrant (usually highlighted by slow-moving products or products with pricing constraints), reserves are established to reduce the value of inventory to net realizable values. We identify and assess all inventories in excess of certain sales requirements and reserve for “slow moving” or obsolete inventory as it has no realizable value. As business conditions change during the year, we reassess our evaluations of necessary reserves.

Pension and Other Postretirement Benefits. We provide for pension and other postretirement benefits and make assumptions with the assistance of independent actuaries about discount rates, expected long-term rates of return on plan assets and health care cost trends to determine the net periodic pension and postretirement health care cost. These estimates are based on our best judgment, including consideration of both current and future market conditions. We consider both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost could increase or decrease.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

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

Any change in the following factors may materially adversely affect our business and our financial results:

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	changes in the performance or growth of our customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	loss of any of our key manufacturing facilities;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes;

•	adverse conditions in the general economy and financial markets;

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

The Company is exposed to market risks including limited exposure to changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk. The carrying values of Stanadyne’s revolving credit lines and term loans approximate fair value. The term loans are primarily LIBOR-based borrowings and are re-priced every one to three months. A 10% change in the interest rate on the term loans would have changed the recorded interest expense for the first nine months of 2008 by less than $0.1 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of Stanadyne’s $160.0 million in Notes based on bid prices on September 30, 2008 was approximately $ 148.2 million. The fair value of Holdings’ Discount Notes based on bid prices at September 30, 2008 was $72.6 million.

Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India, and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and retained earnings. However, historically, these locations have contributed less than 15% of the Company’s net sales, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. The impact of foreign currency exchange was immaterial for the nine months ended September 30, 2008 and 2007. Foreign currency exchange for the three months ended September 30, 2008 and 2007 were net gains of $0.3 million and net losses of $0.1million, respectively. The Company does not hedge against foreign currency risk.

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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1A:	RISK FACTORS

The discussion and analysis of our financial condition, results of operations and cash flows for the three and nine months ended September 30, 2008 should be read in conjunction with the risk factors contained in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and the following additional risks and uncertainties relating to recent developments in global financial and commodity markets.

We are subject to the volatile conditions in the capital, credit and commodities markets and in the overall economy which could materially adversely affect our financial position, results of operations and cash flows.

Our financial position, results of operations and cash flows could be materially adversely affected by weak conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. These factors, in conjunction with an economic slowdown and fears of an economic recession, could result in reduced demand for our products and adversely affect our profitability.

•	Market conditions could result in our major customers experiencing financial difficulties which in turn could result in decreased sales and earnings for us.

•

Increases in raw material costs resulting from the volatility in the commodity markets, including steel and aluminum, could lead to our inability to procure raw materials on commercially reasonable terms and adversely affect our cost of goods sold and result in decreased earnings. See Risk Factors – “Increases in our raw material costs or the loss of a substantial number of our suppliers could affect our financial health” under Part I- Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

We cannot predict the duration and depth of any economic slowdown or the timing of a subsequent economic recovery, worldwide or in our industry.

ITEM 6:	EXHIBITS

10.1	Employment agreement between Stanadyne Corporation and William W. Kelly dated October 6, 2008

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES

STANADYNE CORPORATION AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date: November 12, 2008	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date: November 12, 2008	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

10.1	Employment agreement between Stanadyne Corporation and William W. Kelly dated October 6, 2008

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002