Form 10-Q
period 2013-06-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2013-08-14
CIK 1323274, 1053439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Stanadyne Holdings, Inc.	Yes	☒	No	☐
Stanadyne Corporation	Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Stanadyne Holdings, Inc.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Stanadyne Corporation

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Stanadyne Holdings, Inc.	Yes	☐	No	☒
Stanadyne Corporation	Yes	☐	No	☒

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of June 30, 2013:

Stanadyne Holdings, Inc.	105,652,581 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

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
STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,604	$2,907
Accounts receivable, net of allowance for uncollectible accounts of $301 and $258 as of June 30, 2013 and December 31, 2012, respectively	41,737	32,688
Inventories, net	40,389	40,203
Prepaid expenses and other assets	2,856	3,366
Total current assets	87,586	79,164
Property, plant and equipment, net	80,441	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	65,894	67,211
Total assets	$370,626	$362,471
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,840	$24,134
Accrued liabilities	24,299	23,331
Current maturities of long-term debt	47,922	32,416
Current portion of capital lease obligations	811	1,043
Current deferred income tax liability	751	751
Total current liabilities	104,623	81,675
Long-term debt, excluding current maturities	264,145	265,268
Deferred income taxes	20,982	19,530
Capital lease obligations, excluding current portion	2,648	2,963
Other non-current liabilities	54,564	56,252
Total liabilities	446,962	425,688
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	996	939
Equity:
Stanadyne Holdings, Inc. stockholders’ deficit:
Common stock, par value $0.01, 150,000,000 authorized shares, 106,542,581 issued shares and 105,652,581 outstanding shares	1,065	1,065
Additional paid-in capital	52,223	52,693
Accumulated other comprehensive loss	(29,323)	(29,462)
Accumulated deficit	(100,646)	(87,801)
Treasury stock, at cost, 890,000 shares as of June 30, 2013 and December 31, 2012	(651)	(651)
Total stockholders’ deficit	(77,332)	(64,156)
Total liabilities and stockholders’ deficit	$370,626	$362,471
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
Net sales	$64,580	$68,654
Cost of goods sold	48,587	48,694
Gross profit	15,993	19,960
Selling, general and administrative expenses	8,907	12,441
Amortization of intangible assets	704	704
Management fees	—	187
Operating income	6,382	6,628
Interest income	(3)	(2)
Interest expense	9,025	8,136
Other (income) expense	(22)	784
Loss from operations before income tax expense	(2,618)	(2,290)
Income tax expense	657	423
Net loss	(3,275)	(2,713)
Less: net loss (income) attributable to non-controlling interest	172	(119)
Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,103)	$(2,832)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Net sales	$119,022	$136,945
Cost of goods sold	93,653	99,411
Gross profit	25,369	37,534
Selling, general and administrative expenses	17,599	22,193
Amortization of intangible assets	1,408	1,408
Management fees	—	375
Operating income	6,362	13,558
Interest income	(6)	(4)
Interest expense	17,601	16,284
Other (income) expense	(30)	726
Loss from operations before income tax expense	(11,203)	(3,448)
Income tax expense	2,022	359
Net loss	(13,225)	(3,807)
Less: net loss (income) attributable to non-controlling interest	380	(569)
Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(12,845)	$(4,376)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
Net loss	$(3,275)	$(2,713)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	72	(353)
Comprehensive loss	(3,203)	(3,066)
Less: comprehensive loss (income) attributable to the non-controlling interest	172	(119)
Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(3,031)	$(3,185)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Net loss	$(13,225)	$(3,807)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	139	(570)
Comprehensive loss	(13,086)	(4,377)
Less: comprehensive loss (income) attributable to the non-controlling interest	380	(569)
Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(12,706)	$(4,946)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(13,225)	$(3,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,784	6,320
Amortization of debt discount and deferred financing fees	1,494	982
Deferred income taxes	1,452	(5)
(Gain) loss on disposal of property, plant and equipment	(15)	70
Changes in operating assets and liabilities	(2,799)	(11,671)
Net cash used in operating activities	(3,309)	(8,111)
Cash flows from investing activities:
Capital expenditures	(9,906)	(6,569)
(Increase) decrease in restricted cash	(86)	166
Proceeds from disposal of property, plant and equipment	25	—
Net cash used in investing activities	(9,967)	(6,403)
Cash flows from financing activities:
Proceeds from U.S. revolver	42,670	45,425
Payments on U.S. revolver	(52,340)	(29,315)
Proceeds from foreign overdraft facilities	2,355	1,275
Payments on foreign overdraft facilities	(1,989)	(2,616)
Proceeds from U.S. term loans	25,000	—
Payments on foreign term loans	(987)	(634)
Payments on capital lease obligations	(540)	(297)
Payments of debt issuance costs	(1,584)	—
Net cash provided by financing activities	12,585	13,838
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(691)	(676)
Effect of exchange rate changes on cash	388	774
Cash and cash equivalents at beginning of period	2,907	1,771
Cash and cash equivalents at end of period	$2,604	$1,869
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
There were no capital leases entered into in the six months ended June 30, 2013 and 2012.
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Deficit
	Shares	Amount				Shares	Amount
December 31, 2011	106,542,581	$1,065	$51,525	$(24,365)	$(74,893)	890,000	$(651)	$(47,319)
Adjustment of the redeemable non-controlling interest to redemption value			411					411
Net loss					(1,544)			(1,544)
Foreign currency translation adjustment				(217)				(217)
March 31, 2012	106,542,581	1,065	51,936	(24,582)	(76,437)	890,000	(651)	(48,669)
Adjustment of the redeemable non-controlling interest to redemption value			215					215
Net loss					(2,832)			(2,832)
Foreign currency translation adjustment				(353)				(353)
June 30, 2012	106,542,581	$1,065	$52,151	$(24,935)	$(79,269)	890,000	$(651)	$(51,639)

December 31, 2012	106,542,581	$1,065	$52,693	$(29,462)	$(87,801)	890,000	$(651)	$(64,156)
Adjustment of the redeemable non-controlling interest to redemption value			(261)					(261)
Net loss					(9,742)			(9,742)
Foreign currency translation adjustment				67				67
March 31, 2013	106,542,581	1,065	52,432	(29,395)	(97,543)	890,000	(651)	(74,092)
Adjustment of the redeemable non-controlling interest to redemption value			(209)					(209)
Net loss					(3,103)			(3,103)
Foreign currency translation adjustment				72				72
June 30, 2013	106,542,581	$1,065	$52,223	$(29,323)	$(100,646)	890,000	$(651)	$(77,332)
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,603	$2,906
Accounts receivable, net of allowance for uncollectible accounts of $301 and $258 as of June 30, 2013 and December 31, 2012, respectively	41,737	32,688
Inventories, net	40,389	40,203
Prepaid expenses and other assets	2,856	3,366
Deferred income taxes	669	669
Total current assets	88,254	79,832
Property, plant and equipment, net	80,441	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	65,472	66,659
Total assets	$370,872	$362,587
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,840	$24,134
Accrued liabilities	19,645	18,723
Current maturities of long-term debt	47,922	32,416
Current portion of capital lease obligations	811	1,043
Total current liabilities	99,218	76,316
Long-term debt, excluding current maturities	164,145	165,268
Deferred income taxes	7,304	9,779
Capital lease obligations, excluding current portion	2,648	2,963
Due to Stanadyne Holdings, Inc.	2,479	3,234
Other non-current liabilities	54,564	56,252
Total liabilities	330,358	313,812
Commitments and Contingencies (Note 11)
Redeemable non-controlling interest	996	939
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $0.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	69,015	74,823
Accumulated other comprehensive loss	(21,173)	(21,312)
Accumulated deficit	(8,324)	(5,675)
Total stockholder’s equity	39,518	47,836
Total liabilities and stockholder’s equity	$370,872	$362,587
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three months ended June 30, 2013	Three months ended June 30, 2012
Net sales	$64,580	$68,654
Cost of goods sold	48,587	48,694
Gross profit	15,993	19,960
Selling, general and administrative expenses	8,837	12,411
Amortization of intangible assets	704	704
Management fees	—	187
Operating income	6,452	6,658
Interest income	(3)	(2)
Interest expense	5,960	5,071
Other (income) expense	(22)	784
Income from operations before income tax expense	517	805
Income tax expense	486	553
Net income	31	252
Less: net loss (income) attributable to non-controlling interest	172	(119)
Net income attributable to the stockholder of Stanadyne Corporation	$203	$133
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Net sales	$119,022	$136,945
Cost of goods sold	93,653	99,411
Gross profit	25,369	37,534
Selling, general and administrative expenses	17,460	22,106
Amortization of intangible assets	1,408	1,408
Management fees	—	375
Operating income	6,501	13,645
Interest income	(6)	(4)
Interest expense	11,471	10,153
Other (income) expense	(30)	726
(Loss) income from operations before income tax (benefit) expense	(4,934)	2,770
Income tax (benefit) expense	(1,905)	1,197
Net (loss) income	(3,029)	1,573
Less: net loss (income) attributable to non-controlling interest	380	(569)
Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(2,649)	$1,004
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three months ended June 30, 2013	Three months ended June 30, 2012
Net income	$31	$252
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	72	(353)
Comprehensive income (loss)	103	(101)
Less: comprehensive loss (income) attributable to the non-controlling interest	172	(119)
Comprehensive income (loss) attributable to the stockholders of Stanadyne Corporation	$275	$(220)
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Net (loss) income	$(3,029)	$1,573
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	139	(570)
Comprehensive (loss) income	(2,890)	1,003
Less: comprehensive loss (income) attributable to the non-controlling interest	380	(569)
Comprehensive (loss) income attributable to the stockholders of Stanadyne Corporation	$(2,510)	$434
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flows from operating activities:
Net (loss) income	$(3,029)	$1,573
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,784	6,320
Amortization of debt discount and deferred financing fees	1,364	852
Deferred income taxes	(2,476)	807
(Gain) loss on disposal of property, plant and equipment	(15)	70
Changes in operating assets and liabilities	(3,599)	(11,733)
Net cash provided by (used in) operating activities	2,029	(2,111)
Cash flows from investing activities:
Capital expenditures	(9,906)	(6,569)
(Increase) decrease in restricted cash	(86)	166
Proceeds from disposal of property, plant and equipment	25	—
Net cash used in investing activities	(9,967)	(6,403)
Cash flows from financing activities:
Proceeds from U.S. revolver	42,670	45,425
Payments on U.S. revolver	(52,340)	(29,315)
Proceeds from foreign overdraft facilities	2,355	1,275
Payments on foreign overdraft facilities	(1,989)	(2,616)
Proceeds from U.S. term loans	25,000	—
Payments on foreign term loans	(987)	(634)
Dividends paid	(5,338)	(6,000)
Payments on capital lease obligations	(540)	(297)
Payments of debt issuance costs	(1,584)	—
Net cash provided by financing activities	7,247	7,838
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(691)	(676)
Effect of exchange rate changes on cash	388	774
Cash and cash equivalents at beginning of period	2,906	1,770
Cash and cash equivalents at end of period	$2,603	$1,868
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
There were no capital leases entered into in the six months ended June 30, 2013 and 2012.
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
December 31, 2011	1,000	$—	$85,653	$(18,045)	$(5,784)	$61,824
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			411			411
Net income					871	871
Foreign currency translation adjustment				(217)		(217)
March 31, 2012	1,000	—	80,064	(18,262)	(4,913)	56,889
Adjustment of the redeemable non-controlling interest to redemption value			215			215
Net income					133	133
Foreign currency translation adjustment				(353)		(353)
June 30, 2012	1,000	$—	$80,279	$(18,615)	$(4,780)	$56,884

December 31, 2012	1,000	$—	$74,823	$(21,312)	$(5,675)	$47,836
Dividend paid			(5,338)			(5,338)
Adjustment of the redeemable non-controlling interest to redemption value			(261)			(261)
Net loss					(2,852)	(2,852)
Foreign currency translation adjustment				67		67
March 31, 2013	1,000	—	69,224	(21,245)	(8,527)	39,452
Adjustment of the redeemable non-controlling interest to redemption value			(209)			(209)
Net income					203	203
Foreign currency translation adjustment				72		72
June 30, 2013	1,000	$—	$69,015	$(21,173)	$(8,324)	$39,518
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

(1) Business, Organization and Significant Accounting Policies
Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holding Corp. (“SIHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. (“Kohlberg”). Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies.
Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment primarily for diesel engines and, more recently for high pressure gasoline engines. Stanadyne sells engine components to original equipment manufacturers (“OEMs”) in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s operations. The Company sells replacement parts and units through various global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies.
Liquidity and Financial Position. The Company’s financial position, results of operations and cash flows have been adversely affected by our manufacturing reorganization in 2011 as well as the global recession in 2012, and may continue to be affected by significant volatility in the worldwide capital, credit and commodities markets, lower corporate profits and increased capital spending, and concerns about inflation. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years and the six months ended June 30, 2013. Stanadyne incurred a net loss and negative cash flows from operations in the first quarter of 2013 and in 2011. Holdings and Stanadyne are both highly leveraged with total debt of $312.1 million and $212.1 million, respectively, outstanding at June 30, 2013. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Senior Discount Notes. Beginning in 2012, Kohlberg advised Holdings that it would provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments. On August 14, 2013, Holdings entered into a Convertible Subordinated Note ("Notes") agreement totaling $6.0 million with Kohlberg. The proceeds from the Notes were received by Holdings on August 14, 2013 and will be used to meet Holdings' August 15, 2013 interest payment obligation on Holdings' Senior Discount Notes. If necessary, Kohlberg will provide Holdings with additional equity of up to $5.0 million to meet the semi-annual interest payment that will come due on February 15, 2014. Please refer to Note 4, Long-term Debt and Financing Arrangements, for further details.
The Company estimates that cash flows from operations combined with existing cash balances and amounts available under the U.S. Revolver and limited financial assistance from Kohlberg, if necessary, will be sufficient to fund its cash requirements for planned capital investments, interest payments on outstanding indebtedness, and projected working capital needs for the next twelve months. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, or raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows.
The Company does not anticipate that existing sources of cash will be sufficient to repay debt scheduled to mature beginning on April 30, 2014 and, accordingly, intends to refinance such amounts prior to maturity in order to maintain sufficient resources for its operations. The Company can provide no assurance that it will be able to complete this refinancing or that financing options available will be on favorable or acceptable terms. If the Company were unable to refinance or replace the maturing debt obligations, it would be in default under the terms of agreements governing that indebtedness, which would result in cross-defaults under its other outstanding indebtedness and would allow the lenders to both Holdings and Stanadyne to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of existing indebtedness. Such an acceleration would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne.
Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SIHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

Changshu Corporation (“SCC”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on Stanadyne’s controlling share, while the remaining share is recorded as a non-controlling interest. Intercompany balances have been eliminated in consolidation.
Basis of Presentation. The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement for the periods presented. The Company’s quarterly results are subject to fluctuation and consequently the results of operations and cash flows for any quarter are not necessarily indicative of the results and cash flows for any future period. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These notes to condensed consolidated financial statements apply to both Holdings and Stanadyne unless otherwise noted.
Income Tax Accounting. For the three and six months ended June 30, 2013, the Company applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax expense (benefit) as the effective tax rate method provided a reliable estimate for computing income taxes in interim periods. In addition to the effective annual tax rate applied to the six months ended June 30, 2013, Stanadyne provided an additional discrete tax benefit for the impact of 2012 research and development credits resulting from the American Taxpayer Relief Act of 2012 enacted retroactively and signed into law on January 3, 2013. For the three and six months ended June 30, 2012, the Company computed its provision for income taxes based on the actual tax rate by applying the discrete method, as the Company determined that small changes in estimated income or loss would result in significant changes under the estimated annual effective tax rate method. Therefore, applying an estimate of the annual effective tax rate to the 2012 periods would not provide a reliable estimate for interim reporting periods.
As of December 31, 2012, the Company had a valuation allowance of $3.9 million against deferred tax assets in India, China and Italy. It is possible that some or all of the existing valuation allowance may decrease within the next 12 months, primarily dependent on the Company's ability to demonstrate that it can generate sufficient income prior to the expiration of those deferred tax assets. Decreases in existing valuation allowances would have a material impact on the Company's annual effective tax rate. Although the Company's ability to demonstrate that it can generate sufficient income prior to the expiration of those deferred tax assets is not assured, management believes that during the next 12 months some or all of these deferred tax assets may be realized.
Income tax expense for Stanadyne in the second quarter of 2013 totaled $0.5 million and 94.0% of pre-tax income versus an income tax expense of $0.6 million and 68.7% of pre-tax income in the second quarter of 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in the second quarter of 2013 and 2012. The difference resulted primarily from a combination of state taxes, foreign taxes and applicable foreign tax rates, and related changes in foreign valuation allowances.

Income tax expense for Holdings in the second quarter of 2013 totaled $0.7 million and (25.1)% of pre-tax loss versus an income tax expense of $0.4 million and (18.5)% of pre-tax loss in the second quarter of 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the second quarter of 2013 and 2012. The difference in 2013 and 2012 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense.

(2) Inventories
Components of inventories are as follows:

	As of	As of
	June 30, 2013	December 31, 2012
Raw materials	$19,533	$18,048
Work in process	12,322	12,035
Finished goods	8,534	10,120
	$40,389	$40,203

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

(3) Intangible and Other Assets
Major components of intangible and other assets are listed below:

	Holdings
	As of		As of
	June 30, 2013		December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	16,794	24,300	16,150
Customer contracts	15,252	13,580	15,252	12,816
Debt issuance costs	16,245	12,489	14,660	10,995
Other	1,935	75	1,935	75
	$108,832	$42,938	$107,247	$40,036

	Stanadyne
	As of		As of
	June 30, 2013		December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	16,794	24,300	16,150
Customer contracts	15,252	13,580	15,252	12,816
Debt issuance costs	13,890	10,556	12,305	9,192
Other	1,935	75	1,935	75
	$106,477	$41,005	$104,892	$38,233
Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $704 for the three months ended June 30, 2013 and 2012 and $1,408 for the six months ended June 30, 2013 and 2012. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2013, $2,202 in 2014, $1,093 in 2015, $1,072 in 2016, $1,072 in 2017 and $1,072 in 2018.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $824 and $492 for the three months ended June 30, 2013 and 2012, respectively, and $1,494 and $982 for the six months ended June 30, 2013 and 2012, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $759 and $427 for the three months ended June 30, 2013 and 2012, respectively, and $1,364 and $852 for the six months ended June 30, 2013 and 2012, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

(4) Long-term Debt and Financing Arrangements
Long-term debt consisted of:

	Holdings		Stanadyne
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
U.S. Revolver	$11,420	$21,090	$11,420	$21,090
U.S. term debt, payable to Jefferies Finance LLC through 2014, bearing interest at a rate of 10.0%	$25,000	$—	$25,000	$—
Senior Subordinated Notes. payable on August 15, 2014, bearing interest at a rate of 10.0%	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, payable on February 15, 2015, bearing interest at a rate of 12.0%	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2017, bearing interest at rates ranging from 11.75% to 12.75%	4,835	5,982	4,835	5,982
SAPL Debentures	1,210	1,251	1,210	1,251
SAPL debt, payable to India banks through 2013, bearing interest at rates ranging from 10.3% to 12.75%	4,400	4,660	4,400	4,660
SCC debt, payable to Shanghai-Pudong Development Bank through 2013, bearing interest at a rate of 6.9%	2,796	2,608	2,796	2,608
SpA debt, payable to Italian banks through 2013, bearing interest at rates ranging from 4.0% to 14.3%	2,406	2,093	2,406	2,093
Total long-term debt	312,067	297,684	212,067	197,684
Less current maturities of long-term debt	47,922	32,416	47,922	32,416
Long-term debt, excluding current maturities	$264,145	$265,268	$164,145	$165,268
The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at June 30, 2013 and December 31, 2012 was $148.0 and $148.8 million, respectively. The fair value of Holdings’ Senior Discount Notes at June 30, 2013 and December 31, 2012 was $59.0 and $68.0 million, respectively. The fair values of the Company’s other borrowings approximated their recorded values at June 30, 2013 and December 31, 2012 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy.
On February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25.0 million (with potential incremental term loans up to an additional $15.0 million in aggregate).  The term loan is guaranteed by Stanadyne's immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents.  Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions.  The term loan bears interest at 10.0% per annum and matures on June 30, 2014.  Interest only is payable quarterly.  Prepayment may be required upon sales of assets or a change of control. Stanadyne has taken these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.
On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement (the “U.S. Revolver”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The U.S. Revolver, as amended through 2012, provided for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory and accounts receivable facility, a domestic fixed asset facility, a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States and a guaranteed facility, as defined by the credit agreement. The terms of the agreement also allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice, in the event equity infusions are made to Holdings at the direction of Kohlberg. Interest on borrowings

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

under the U.S. Revolver is at a Base Rate (as defined by the agreement) or LIBOR, plus an applicable margin ranging between 1.25% and 1.75% through 2012, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant of 1.1 if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.
On February 13, 2013, Stanadyne and Wells Fargo entered into a Fifth Amendment to Credit Agreement (the “Fifth Credit Amendment”) and a Fifth Amendment to EXIM Guarantied Credit Agreement (the “Fifth EXIM Amendment”).  The Fifth Credit Amendment increased the maximum revolver amount by $5 million, increasing the total commitment to $60.8 million. The Fifth Credit Amendment also increased interest rates by 0.25% based on levels of Availability (as defined by the Credit Agreement), and modified certain clauses within the inventory sub-facility to add an inventory block and within the accounts receivable sub-facility to increase the revolving line limit and to modify customer concentration limits. In connection with this amendment, Stanadyne also entered into a Fifth EXIM Amendment to incorporate the modifications added by the Fifth Credit Amendment into the EXIM Guarantied Credit Agreement. All other terms of the EXIM Guarantied Credit Agreement were materially unchanged from the prior agreements.
On August 12, 2013, Stanadyne and Wells Fargo entered into a Sixth Amendment to EXIM Guarantied Credit Agreement (the “Sixth EXIM Amendment”). The Sixth EXIM Amendment updated the maturity date of the agreement to the earlier of April 30, 2014 or the termination date of the Domestic Commitments, as defined, to coincide with the terms of the U.S. Revolver. All other terms of the credit agreements were materially unchanged from the prior agreements.
On August 14, 2013, Holdings and Kohlberg entered into a Convertible Subordinated Note ("Notes") agreement providing for a term loan in an aggregate principal amount of $6.0 million. The Notes carry a 5-year term with an interest rate of 12% per annum payable in semi-annual installments in arrears commencing in February 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. The Notes are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value. The guaranteed facility portion of the U.S. Revolver, as defined by the credit agreement, will be reduced by $6.0 million as a result of this additional debt.
As of June 30, 2013, the U.S. Revolver had Availability, as defined, of $37.8 million, after reflecting $11.4 million of borrowings and $3.5 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable.
(5) Pension Plans and Other Postretirement Health Care and Life Insurance Plans
The Company has a noncontributory defined benefit pension plan for eligible domestic employees and also has two nonqualified plans, which are designed to supplement the benefits payable to designated employees. The components of the net periodic pension cost for the periods shown are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest cost	$1,316	$1,407	$2,576	$2,810
Expected return on plan assets	(1,810)	(1,600)	(3,598)	(3,202)
Recognized net actuarial loss	922	819	1,847	1,551
Net periodic pension cost	$428	$626	$825	$1,159
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
The Company contributed $0.9 million and $1.7 million to the pension plan during the three and six months ended June 30, 2013, respectively. The Company expects the minimum required contributions to the pension plan to total approximately $4.1 million

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

in 2013. The Company contributed $1.5 million and $2.7 million to the pension plan during the three and six months ended June 30, 2012 and $5.0 million for the full year of 2012.

Postretirement Health Care and Life Insurance
The Company’s U.S. subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic income for the periods shown were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$8	$6	$15	$15
Interest cost	20	25	40	52
Recognized net actuarial gain	(191)	(202)	(347)	(373)
Net periodic postretirement income	$(163)	$(171)	$(292)	$(306)
(6) Property, Plant and Equipment
During the first quarter of 2013, the Company consolidated its operations on the Windsor, Connecticut campus from three buildings to two buildings in an effort to reduce costs and better utilize the available space. The book value of the vacated building was depreciated down to its net realizable value, resulting in an additional $2.9 million of accelerated depreciation recognized in the quarter.

(7) Equity Compensation Plan
In 2004, Holdings established the 2004 Equity Incentive Plan (the "Option Plan") to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of one to four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant.
The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, fair value of common stock, probability that financial targets will be met, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.
During the three and six months ended June 30, 2013 and 2012, there were no stock options exercised, cancelled or granted.
For the three and six months ended June 30, 2013 and 2012, no compensation expense was recognized as management determined that it is not probable that the financial performance targets associated with the stock option awards will be achieved.
(8) Redeemable Non-controlling Interest and Financial Instruments
The expansion of manufacturing operations in SAPL in 2010 was funded through a combination of new debt and equity issuances. The process included entering into a put arrangement with the existing non-controlling interest partners as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling interest partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, redeemable non-controlling interest is recorded in the mezzanine section of the condensed consolidated balance sheets and is reported at estimated redemption value. At June 30, 2013 and December 31, 2012, the redemption value was $1.0 million and $0.9 million, respectively. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital.
(9) Fair Value Measurements
Fair value, as defined in accounting guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

The following table below shows how the Company categorized certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at
	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,034	$1,034

	Fair Value Measurements at
	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,150	$1,150
The conversion option embedded in the SAPL debenture is considered a derivative and is recorded at its fair value. The value of the option is calculated using a Monte Carlo simulation approach, which takes into account certain assumptions which include the value of SAPL equity, the discount yield of 15.75%, volatility of 35% and risk free rate of 6.17%, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement of the SAPL debenture embedded conversion option.
An unrealized gain, which is included in other income in the condensed consolidated statement of operations, of $22 was the only activity for Level 3 liabilities for the three months ended June 30, 2013 and an unrealized loss of $784 was the only activity for Level 3 liabilities for the three months ended June 30, 2012.
(10) Segments
The Company has one reportable segment. The Company manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of its sales.
(11) Commitments and Contingencies
The Company is involved in various legal and regulatory proceedings generally incidental to its business. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceeding, or all of them combined, will not have a material adverse effect on the Company’s consolidated financial statements.
The Company is subject to potential environmental liabilities as a result of various claims and legal actions, which are pending or may be asserted against the Company. Reserves for such liabilities have been established, and no insurance recoveries have been anticipated in the determination of the reserves. In management’s opinion, the aforementioned claims will be resolved without material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. In conjunction with the acquisition of SIHC from Metromedia Company (“Metromedia”) on December 11, 1997, Metromedia agreed to partially indemnify Stanadyne for certain environmental matters. The effect of this indemnification is to limit the Company’s financial exposure for known environmental issues.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Warranty liability, beginning of period	$984	$755	$893	$774
Warranty expense based on products sold	556	198	836	377
Warranty claims paid	(268)	(227)	(457)	(425)
Warranty liability, end of period	$1,272	$726	$1,272	$726
The Company’s warranty accrual is included as a component of accrued liabilities on the condensed consolidated balance sheets.
(12) Recently Issued Accounting Standards
Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to provide information about the reclassified amounts by component. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not have a material impact on our financial statements or disclosures.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of Holdings and its subsidiaries, which are materially the same as the results of operations and financial condition of Stanadyne and its subsidiaries. Therefore, the discussions provided are applicable to both Holdings and Stanadyne except where otherwise noted.
We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. We manufacture our own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.
Our business in the second quarter of 2013 reflected significant growth in sales of our new high pressure gasoline fuel pump to General Motors ("GM") while demand for our diesel fuel systems products remained sluggish. The production ramp-up period for the gas pump continued during the second quarter with sales totaling $9.1 million. We expect this business to continue to grow and to reach full capacity during the third quarter of 2013. Sales of our diesel products showed modest signs of recovery from the low levels experienced in the prior quarter. Although higher than the first quarter of 2013, sales to our major original equipment manufacturer ("OEM") customers in Europe, India and China in the second quarter of 2013 continued to be limited by the slow economies in those regions that resulted in lower demand for agricultural, industrial and construction equipment as well as on-highway vehicles that use our fuel injection and filtration products. Sales to our service channels did not improve from the prior quarter, and our independent distribution network continues to indicate inventory levels of our products are more than adequate. Decreases in U.S. government spending further reduced second quarter demand for our military style pumps sold to General Engine Products ("GEP") for use on the HUMMWV. Sales for the three months ended June 30, 2013 totaled $64.6 million, reflecting a decrease of $4.1 million or 5.9% when compared to sales for the three months ended June 30, 2012.
Stanadyne's operating income rebounded from near break-even in the first quarter of 2013, to $6.5 million and 10.0% of second quarter sales, representing only a small decrease of $0.2 million from operating income of $6.7 million and 9.7% of sales in the second quarter 2012. This $0.2 million decrease in operating income was driven primarily by lower gross profits on the lower sales volumes in the second quarter of 2013, as well as $2.0 million of manufacturing inefficiencies related to the ramp up in production of the gas fuel pump. We were able to offset much of this lower gross profit through lower spending in factory overhead and SG&A expenses.
Liquidity remained sufficient in the second quarter 2013, with cash on hand as of June 30, 2013 totaling $2.6 million and availability under the U.S.-based revolving credit facility of $37.8 million, after reflecting $11.4 million of borrowings and $3.5 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable. Stanadyne’s operating cash flows in the second quarter 2013 improved by $4.1 million compared to the second quarter 2012, due primarily to lower working capital requirements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation
The following table displays unaudited information for the three and six months ended June 30, 2013 and 2012 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three months ended June 30, 2013		Three months ended June 30, 2012		Six months ended June 30, 2013		Six months ended June 30, 2012
	$	%	$	%	$	%	$	%
Net sales	64,580	100.0	68,654	100.0	119,022	100.0	136,945	100.0
Cost of goods sold	48,587	75.2	48,694	70.9	93,653	78.7	99,411	72.6
Gross profit	15,993	24.8	19,960	29.1	25,369	21.3	37,534	27.4
SG&A	8,907	13.8	12,441	18.1	17,599	14.8	22,193	16.2
Amortization of intangibles	704	1.1	704	1.0	1,408	1.2	1,408	1.0
Management fees	—	—	187	0.3	—	—	375	0.3
Operating income	6,382	9.9	6,628	9.7	6,362	5.3	13,558	9.9
Net loss attributable to Holdings	(3,103)	(4.8)	(2,832)	(4.1)	(12,845)	(10.8)	(4,376)	(3.2)

	Stanadyne
	Three months ended June 30, 2013		Three months ended June 30, 2012		Six months ended June 30, 2013		Six months ended June 30, 2012
	$	%	$	%	$	%	$	%
Net sales	64,580	100.0	68,654	100.0	119,022	100.0	136,945	100.0
Cost of goods sold	48,587	75.2	48,694	70.9	93,653	78.7	99,411	72.6
Gross profit	15,993	24.8	19,960	29.1	25,369	21.3	37,534	27.4
SG&A	8,837	13.7	12,411	18.1	17,460	14.7	22,106	16.1
Amortization of intangibles	704	1.1	704	1.0	1,408	1.2	1,408	1.0
Management fees	—	—	187	0.3	—	—	375	0.3
Operating income	6,452	10.0	6,658	9.7	6,501	5.5	13,645	10.0
Net income (loss) attributable to Stanadyne	203	0.3	133	0.2	(2,649)	(2.2)	1,004	0.7

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations
The Three Months Ended June 30, 2013 for Holdings and Stanadyne Compared to
The Three Months Ended June 30, 2012 for Holdings and Stanadyne
Net Sales. Sales in the second quarter 2013 totaled $64.6 million and were $4.1 million or 5.9% less than sales of $68.7 million in the second quarter 2012. Although there were some signs of recovery from the very low sales levels in the first quarter 2013, decreased demand for diesel pumps and injectors from our OEM and service customers in U.S., China, Europe and India continued to account for the decrease in year-over-year second quarter sales. Increased demand from GM for our new high pressure gasoline pump and higher sales of our diesel fuel filters helped offset much of the $14.5 million in lower sales of diesel fuel pumps and injectors.

Sales by Category
(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Three months ended June 30, 2012	$34.8	50.7	$33.8	49.3	$68.7	100.0
Three months ended June 30, 2013	35.8	55.5	28.8	44.5	64.6	100.0
Change	$1.0	2.9	$(5.1)	(15.0)	$(4.1)	(5.9)
Sales to OEM customers increased by $1.0 million to $35.8 million and represented 55.5% of our second quarter 2013 revenues as compared to $34.8 million and 50.7% of our second quarter 2012 revenues. Sales to GM of our new high pressure gasoline fuel pump reached $9.1 million in the second quarter 2013 as demand from GM continued to increase during the quarter. Sales to Deere, although $2.0 million higher than the first quarter of 2013, were $5.4 million lower than the second quarter 2012, reflecting reduced demand this year for our products used in their agriculture, construction and forestry equipment, as well as utility tractors. Sales to GEP were $1.7 million less in the second quarter 2013 as compared to the second quarter 2012 due to continued lower demand for our fuel pumps used to power the military HUMMWV.
Sales to service customers in the second quarter 2013 totaled $28.8 million and 44.5% of total revenue as compared to $33.8 million and 49.3% of our second quarter 2012 revenue. This $5.1 million decrease in second quarter 2013 service sales was due primarily to lower demand from Deere and our independent distribution network. Additionally, sales were lower in the second quarter of 2013 when compared to the comparable period a year earlier that included $0.7 million of sales for past due orders that had accumulated in 2011 during our manufacturing reorganization. Although there was a small increase in past due orders for service parts at the end of the second quarter of 2013, our major service distributors reported adequate inventory levels relative to market demand.
Cost of Goods Sold and Gross Profit. Gross profit totaled $16.0 million and 24.8% of net sales in the second quarter 2013 compared to $20.0 million and 29.1% of net sales in the second quarter 2012. This $4.0 million reduction in gross profit was due to the following increases and decreases in second quarter 2013 cost of goods sold when compared to the second quarter 2012 cost of goods sold:

Decreases in gross profit -
Lower sales volume and market/product mix	-	$2.9
Manufacturing inefficiencies for gas pumps	-	$2.0
Higher depreciation expense	-	$0.4
Increases in gross profit -
Lower factory overhead expenses in all locations	+	$1.3
Approximately $2.9 million of the decrease in second quarter 2013 gross profit was due to lower year-over-year sales volume as well as a shift in the composition of sales towards lower margin OEM products (55.5% of second quarter 2013 sales versus 50.7% of second quarter 2012 sales).
The ramp up in second quarter 2013 production of our high pressure gasoline pump included manufacturing inefficiencies that increased cost of goods sold by approximately $2.0 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Factory overhead costs in our global diesel fuel systems business were $1.3 million lower overall in the second quarter 2013 when compared to the same period last year, reflecting cost reduction actions taken in response to the lower production requirements this year.
Depreciation expense in the second quarter 2013 was $0.4 million greater than the same period in 2012 due primarily to capital investments made related to the high pressure gasoline pump which were placed into production in 2013 and began to depreciate.
Selling, General and Administrative Expenses (“SG&A”). Stanadyne's SG&A costs decreased by $3.6 million to $8.8 million and 13.7% of sales in the second quarter 2013 from $12.4 million and 18.1% of sales in the second quarter 2012. Labor costs were $0.9 million lower in the second quarter 2013, reflecting a combination of staff reductions as well as changes in 2013 bonus plan estimates. Unrealized losses on foreign denominated liabilities in our international subsidiaries were $0.9 million lower in the second quarter 2013 as compared to the same period in 2012. In the fourth quarter 2012, we also discontinued utilizing outside consulting services to assist us with establishing operational and management processes for the reorganized operations in the U.S., which decreased SG&A costs by $0.8 million in the second quarter of 2013 when compared to the same period in 2012. SG&A costs for premium transportation of products to our customers were also $0.6 million less in the second quarter 2013 as compared to the same period in 2012. Research and development costs were $0.4 million lower in the second quarter 2013 reflecting higher levels of customer funding for development of high pressure diesel and gasoline fuel system components in this most recent quarter.
Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the second quarter 2013 and 2012.
Management fees. There were no fees charged to the Company by Kohlberg & Company L.L.C. for management services in the second quarter 2013, due to the low levels of business. Management fees were $0.2 million in the second quarter 2012.
Operating Income. Stanadyne's operating income for the second quarter 2013 increased significantly from the first quarter 2013 totaling $6.5 million and 10.0% of sales and was comparable to operating income of $6.7 million and 9.7% of net sales in the second quarter 2012. The $0.2 million decrease in year-over-year second quarter operating income resulted from $4.0 million lower gross profit driven primarily by lower sales volumes and manufacturing inefficiencies in our new gasoline pump operations, partially offset by a $3.6 million decrease in our second quarter SG&A costs as well as a $0.2 million reduction in management fees.
Income tax expense (benefit). Income tax expense for Stanadyne in the second quarter 2013 totaled $0.5 million and 94.0% of pre-tax income versus an income tax expense of $0.6 million and 68.7% of pre-tax income in the second quarter 2012. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income in the second quarter 2013 and 2012. The difference in 2013 resulted primarily from from a combination of state taxes, foreign taxes and applicable foreign tax rates, and related changes in foreign valuation allowance. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture options as well as the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.
Income tax expense for Holdings in the second quarter 2013 totaled $0.7 million and (25.1)% of pre-tax loss versus an income tax expense of $0.4 million and (18.5)% of pre-tax loss in the second quarter 2012. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the second quarter 2013 and 2012. The difference in 2013 and 2012 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense.
Net Income(Loss). Net income for Stanadyne in the second quarter 2013 totaled $0.2 million and 0.3% of net sales versus net income of $0.1 million and 0.2% of net sales in the second quarter 2012. The $0.1 million increase in net income was due to a $0.8 million decrease in other expenses related to a change in the fair value of a derivative instrument, a $0.1 million decrease in income tax expense on lower earnings and a $0.3 million decrease in net income attributable to the non-controlling interest, offset by a $0.2 million decrease in operating income and a $0.9 million increase in interest expense.
Net loss for Holdings in the second quarter 2013 totaled $3.1 million, reflecting a $3.3 million difference from the net income reported for Stanadyne due to $3.1 million of additional interest expense on the Discount Notes and $0.2 million of higher tax expense. Net loss for Holdings in the second quarter 2012 totaled $2.8 million and was $3.0 million more than the net income reported for Stanadyne due to $3.1 million in additional interest expense on the Discount Notes, partially offset by $0.1 million of lower income tax expense.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

The Six Months Ended June 30, 2013 for Holdings and Stanadyne Compared to
The Six Months Ended June 30, 2012 for Holdings and Stanadyne
Net Sales. Net sales for the six months ended June 30, 2013 totaled $119.0 million and were $17.9 million or 13.1% less than sales of $136.9 million for the comparable period in 2012. Most of this difference was driven by $13.8 million lower sales in the first quarter of 2013 when we experienced much lower demand from our customers in China, Europe and India due to sluggish economies in those regions. While customer demand showed some modest increase in the second quarter, sales to those markets have not recovered to the levels in second quarter of 2012.

Sales by Category
(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Six months ended June 30, 2012	$70.3	51.3	$66.6	48.7	$136.9	100.0
Six months ended June 30, 2013	61.5	51.7	57.5	48.3	119.0	100.0
Change	$(8.8)	(12.5)	$(9.2)	(13.8)	$(17.9)	(13.1)
Sales to OEM customers totaled $61.5 million and represented 51.7% of total revenues for the six months ended June 30, 2013 as compared to $70.3 million and 51.3% of revenues for the same period in 2012. Lower sales to most of our diesel fuel systems customers in 2013 was partially offset by $10.4 million of sales of our new high pressure gasoline pump to GM. Sales to our two largest diesel fuel system component customers, Deere and Cummins, was $16.8 million less in the the first six months of 2013 when compared to the same period in 2012, with much of the difference traceable to the first quarter. These lower sales reflected a combination of reduced demand for our products used in our customers' agriculture, construction, and forestry equipment, and utility tractors, as well as $3.1 million of OEM sales included in the first six months of 2012 for past due customer orders that accumulated in 2011 during our manufacturing reorganization. Sales to GEP were $2.7 million less in the first six months of 2013 when compared to the same period in 2012, reflecting very low demand for diesel fuel pumps used to power the military HUMMWV.
Sales to the service markets in the six months ended June 30, 2013 totaled $57.5 million and 48.3% of total revenue as compared to $66.6 million and 48.7% of revenue for the same period in 2012. This $9.2 million decrease in 2013 service sales was due primarily to lower demand from all of our service customers, including Deere and our independent distribution network. Additionally, sales were lower in the first six months of 2013 when compared to the comparable period a year earlier that included $1.8 million of sales for past due orders that had accumulated in 2011 during our manufacturing reorganization.
Sales in the six months ended June 30, 2013, when compared to the same period a year ago, reflected decreases in our diesel fuel pump, diesel fuel injector and Precision Components and Assembly (“PCA”) products lines, offset by an increase in sales of our new high pressure gasoline pump, as well as a slight increase in sales of diesel fuel filters.
Cost of Goods Sold and Gross Profit. Gross profit decreased to $25.4 million and 21.3% of net sales in the six months ended June 30, 2013, from $37.5 million and 27.4% of net sales for the same period in 2012. This $12.2 million decrease in gross profit was due primarily to the following increases and decreases in year-over-year cost of goods sold:

Decreases in gross profit -
Lower sales volume and market/product mix	-	$8.8
Manufacturing inefficiencies for gas pumps	-	$2.0
Higher factory overhead expenses in China	-	$0.1
Accelerated depreciation	-	$2.9
Higher depreciation expense	-	$0.6
Increases in gross profit -
Lower factory overhead expenses in U.S. and India	+	$2.2
Approximately $8.8 million of the decrease in gross profit in the six months ended June 30, 2013 was due to lower year-over-year sales volumes from our operations in the U.S., China, and India. The ramp-up in production of our high pressure gasoline pump this year included manufacturing inefficiencies that increased cost of goods sold by approximately $2.0 million. Factory overhead costs in our China operations were $0.1 million higher in the six months ended June 30, 2013 when compared to the same period in 2012, reflecting the added cost needed to support the fuel injector manufacturing operations transferred from our U.S. factories during 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Factory overhead costs in U.S. and India decreased $2.2 million overall in the in the six months ended June 30, 2013 when compared to the same period a year ago. Factory overhead costs in the U.S. operations were $1.8 million lower in the first half of 2013 when compared to the first half of 2012, reflecting cost reduction actions taken in response to the lower production requirements in our diesel fuel systems business this year. Factory overhead costs in the India operations were $0.4 million lower in the first half of 2013 due to both lower production levels as well as the change in rupee-dollar exchange rates.
Depreciation expense in the six months ended June 30, 2013 was $3.5 million greater than the same period in 2012. In the first quarter of 2013, the Company committed to a plan to consolidate the remaining operations on its Windsor, Connecticut campus by the end of the quarter. This plan allowed the Company to vacate one of its buildings, resulting in a decrease in operating costs and a more efficient utilization of available space. The book value of the vacated building and the related building improvements was depreciated down to its salvage value, resulting in $2.9 million of additional depreciation expense in the first six months of 2013. Additionally, depreciation associated with new capital investments related to the high pressure gasoline pump were placed into production in 2013 and accounted for most of the additional $0.6 million of depreciation during the six months ended June 30, 2013.
Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $4.6 million to $17.5 million and 14.7% of net sales in the six months ended June 30, 2013 from $22.1 million and 16.1% for the same period in 2012. Salaried labor costs were $0.5 million lower in the first half of 2013, reflecting a combination of staff reductions as well as lower benefit plan costs. Unrealized losses on foreign denominated liabilities in our international subsidiaries were $0.6 million lower in the second half of 2013 when compared to the same period in 2012. In the fourth quarter 2012, we also discontinued utilizing outside consulting services to assist us with establishing operational and management processes for the reorganized operations in the U.S., which decreased SG&A costs by $2.3 million in the first half of 2013 when compared to the same period in 2012. SG&A costs for premium transportation of products to our customers were also $0.9 million less in the first half of 2013 as compared to the same period in 2012 when we incurred substantial amounts of premium freight costs to expedite past due orders to our customers.
Amortization of Intangible Assets. Amortization of intangible assets totaled $1.4 million through the six months ended June 30, 2013 and 2012.
Management Fees. There were no fees charged to the Company by Kohlberg & Company L.L.C. for management services in the six months ended June 30, 2013 due to the low levels of business. Management fees were $0.4 million in the six months ended June 30, 2012.
Operating Income. Operating income for the six months ended June 30, 2013 totaled $6.5 million and 5.5% of net sales as compared to operating income of $13.6 million and 10.0% of net sales in the six months ended June 30, 2012. This $7.1 million decrease in operating income resulted from $12.2 million lower gross profit driven primarily by lower sales and accelerated depreciation expense, partially offset by a $4.6 million decrease in our SG&A costs and a $0.4 million decrease in management fees.
Operating income for Holdings for the six months ended June 30, 2013 totaled $6.4 million reflecting $0.1 million additional selling, general and administrative expenses.
Income Tax Expense (Benefit). Income tax benefit for Stanadyne in the six months ended June 30, 2013 totaled $1.9 million and 38.6% of pre-tax loss versus an income tax expense of $1.2 million and 43.2% of pre-tax income in the six months ended June 30, 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income (loss) in 2013 and 2012. The difference in 2013 resulted primarily from a combination of state taxes, foreign taxes and applicable foreign tax rates, and related changes in foreign valuation allowance. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture options as well as the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.
Income tax expense for Holdings in the six months ended June 30, 2013 totaled $2.0 million and (18.0)% of pre-tax loss versus an income tax expense of $0.4 million and (10.4)% of pre-tax loss in the six months ended June 30, 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2013 and 2012. The difference in 2013 and 2012 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense.
Net Income(Loss). Net loss for Stanadyne in the six months ended June 30, 2013 totaled $2.6 million and 2.2% of net sales versus net income of $1.0 million and 0.7% of net sales in the six months ended June 30, 2012. The $3.7 million decrease in net income was due to a $7.1 million decrease in operating income, a $1.3 million increase in interest expense, partially offset by a $0.8 million decrease in other expenses, a $0.9 million decrease in net income attributable to the non-controlling interest and a $3.1 million increase in income tax benefit on lower earnings.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Net loss for Holdings in the six months ended June 30, 2013 totaled $12.8 million, reflecting a $10.2 million difference from the net loss reported for Stanadyne due to $6.1 million of additional interest expense on the Discount Notes and $3.9 million of additional income tax expense. Net loss for Holdings in the six months ended June 30, 2012 totaled $4.4 million and was $5.4 million more than the net income reported for Stanadyne due to $6.1 million in additional interest expense on the Discount Notes, partially offset by $0.8 million of lower income tax expense.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $2.6 million as of June 30, 2013, and cash flows from operations, supplemented, as needed, by our short-term financing arrangements described below.
Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $60.8 million, based on Availability, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $11.4 million borrowed under the U.S. Revolver as of June 30, 2013. As of June 30, 2013, there was $37.8 million of Availability under the U.S. Revolver, after subtracting $11.4 million of borrowings and $3.5 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable.
Indebtedness for Stanadyne as of June 30, 2013 totaled $212.1 million and was comprised of $160.0 million of Notes, $25.0 million of U.S. term debt, $11.4 million of borrowings under the U.S. Revolver, $9.6 million in foreign overdraft and revolving credit facilities, $1.2 million of SAPL debentures and $4.8 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if Availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne.
On February 13, 2013, the U.S. Revolver was amended to increase the maximum availability by $5 million, increase interest rates and modify certain clauses within the inventory sub facility to add an inventory block and within the accounts receivable facility to increase the eligible collateral and to update customer concentration limits.
Also on February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25 million (with potential incremental term loans up to an additional $15 million in aggregate).  The term loan is guaranteed by Stanadyne's immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents.  Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions.  The term loan bears interest at 10.0% per annum and matures on June 30, 2014.  Interest only is payable quarterly.  Prepayment may be required upon sales of assets or a change of control. Stanadyne has taken these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.
Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $312.1 million and $212.1 million, respectively, outstanding at June 30, 2013. Stanadyne has $47.9 million of short-term debt, including $11.4 million for the U.S. Revolver maturing April 30, 2014 and $25.0 million for Term Loan agreement maturing June 30, 2014. In addition, Stanadyne has $160.0 million of indebtedness which matures on August 15, 2014 and Holdings has $100.0 million of indebtedness which matures on February 15, 2015. The Company estimates that cash flows from operations combined with existing cash balances and amounts available under the U.S. Revolver will be sufficient to fund its cash requirements for planned capital investments, interest payments on outstanding indebtedness, and projected working capital needs for the next twelve months. However, the Company does not anticipate that these sources of cash will be sufficient to repay debt scheduled to mature beginning on April 30, 2014 and, accordingly, intends to refinance such amounts prior to their maturity in order to maintain sufficient resources for its operations. The Company can provide no assurance that it will be able to complete this refinancing or that financing options available will be on favorable or acceptable terms. If the Company were unable to refinance or replace the maturing debt obligations, it would be in default under the terms of agreements governing that indebtedness, which would result in cross-defaults under its other outstanding indebtedness and would allow the lenders for both Holdings and Stanadyne to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of existing indebtedness. Such an acceleration would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne.
Our financial position, results of operations and cash flows have been adversely affected by our manufacturing reorganization in 2011 as well as the global recession in 2012, and may continue to be affected by significant volatility in the worldwide capital, credit and commodities markets, lower corporate profits, increased capital spending, and concerns about inflation. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years and the six months ended June 30,

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

2013. Stanadyne incurred a net loss and negative cash flows from operations in 2011 and in the first quarter of 2013. Holdings and Stanadyne are both highly leveraged with total short-term and long-term debt of $312.1 million and $212.1 million, respectively, outstanding at June 30, 2013. Indebtedness for Holdings is comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Senior Discount Notes. The Senior Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments are made by Holdings, which relies on dividends paid by Stanadyne, through SIHC, to make the semi-annual interest payments on its Senior Discount Notes. However, the indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Failure of Holdings to make the semi-annual interest payments would result in an event of default under the terms of the Senior Discount Notes. Beginning in 2012, Kohlberg advised Holdings that it would provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments. On August 14, 2013, Holdings entered into a Convertible Subordinated Note ("Notes") agreement totaling $6.0 million with Kohlberg. The proceeds from the Notes were received by Holdings on August 14, 2013 and will be used to meet Holdings' August 15, 2013 interest payment obligation on Holdings' Senior Discount Notes. If necessary, Kohlberg will provide Holdings with additional equity of up to $5.0 million to meet the semi-annual interest payments that will come due on February 15, 2014.
Management continually monitors the Company’s revenues and operating cash flows against expectations. In the event the Company’s forecasts to generate sufficient operating cash flows are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, raise additional equity capital, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.
Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities provided $2.0 million cash during the six months ended June 30, 2013 as compared to $2.1 million cash consumed during the same period of 2012. Lower cash requirements for working capital accounts were partially offset by lower operating income, resulting in $4.1 million more cash from operating activities in the six months ended June 30, 2013 versus the comparable period in 2012.
Changes in asset and liability accounts, primarily working capital accounts, consumed $8.1 million less cash in the six months ended June 30, 2013 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•
Cash flows from changes in accounts receivable required $2.4 million less cash in the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, due primarily to lower sales in the six months ended June 30, 2013 versus the same period in 2012. These lower levels of accounts receivable were partially offset by slower payments from our customers in Europe and India. The average days sales outstanding increased from 55.1 days at the end of the second quarter 2012 to 56.5 days at the end of the second quarter 2013. Stanadyne continues to carefully manage customer credit and collections activities.

•
Cash flows from changes in inventory levels required $1.2 million more cash in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Inventory increased in the six months ended June 30, 2013 by $0.5 million, as compared to a $0.7 million decrease in the six months ended June 30, 2012. Inventory levels in the first six months of 2013 increased primarily in support of the growing production requirements in the U.S. operations for our new high pressure gasoline pumps for GM. Business activity in our international operations in China, India and Italy was lower in the six months ended June 30, 2013 resulting in $2.7 million of positive cash flows from lower levels of inventory. Inventory turnover for Stanadyne for the six months ended June 30, 2013 totaled 5.9x, compared to the 6.0x turns realized for the six months ended June 30, 2012.

•
Cash flows from changes in other current asset accounts provided $1.9 million more cash in the six months ended June 30, 2013 than in the same period of 2012, due primarily to amounts that were reimbursed by our customers in 2013, as well as changes in timing of deposits and annual prepaid expenses.

•
Cash flows from changes in accounts payable balances provided $8.4 million more cash in the six months ended June 30, 2013 than the same period in 2012. Accounts payable balances increased by $7.1 million in the six months ended June 30, 2013 versus the $1.2 million decrease in accounts payable balances in the same period in 2012. The increase in 2013 accounts payable balances was driven primarily by the higher value for purchased materials related to the production ramp-up in our gasoline pump program, as well as amounts owed for new capital equipment that will be paid in the third quarter.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

•
Cash flows from changes in all other asset and liability accounts consumed $3.3 million more cash in the six months ended June 30, 2013 than in the comparable period of 2012. This difference was due primarily to lower accruals in 2013 for income taxes, additional amounts paid for self-insured employee benefit plans, and a $0.7 million return of cash to Holdings, representing the amounts paid in prior years for stock options exercised by former employees, which was contributed to Stanadyne.

Cash flows from operating activities for Holdings in the six months ended June 30, 2013 were $5.3 million less than the amount reported for Stanadyne due to $6.0 million of interest payments made for the Discount Notes reduced by $0.7 million of cash returned by Stanadyne to Holdings related to prior year Holdings'.stock option exercises.
Cash Flows from Investing Activities. Cash flows from investing activities for the six months ended June 30, 2013 totaled $10.0 million and were $3.6 million more than during the six months ended June 30, 2012. Capital expenditures were $9.9 million during the six months ended June 30, 2013 compared to $6.6 million during the six months ended June 30, 2012. These higher capital expenditures were primarily for equipment needed to produce the new high pressure gasoline pump for GM. Capital expenditures are expected to decline for the remainder of 2013 as we complete the remaining investment in equipment in our U.S. plants to support the gasoline pump program and begin to acquire equipment for our China operation to produce diesel common rail fuel pumps.
Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the six months ended June 30, 2013 provided $7.2 million in cash compared to $7.8 million in cash provided in the six months ended June 30, 2012.
Cash flows from financing activities in our U.S. operations in the six months ended June 30, 2013 included $25.0 million of proceeds from a new term loan with Jefferies partially offset by $1.6 million of debt origination costs, as well as $9.7 million of net cash payments against the U.S. Revolver, $5.3 million of dividends paid by Stanadyne, and other cash flows from financing activities in our international operations described below.
Cash flows from financing activities in SAPL during the six months ended June 30, 2013 consumed $1.2 million of cash for payments against outstanding revolving loan and term loan commitments of $0.1 million and $1.0 million, respectively, as well as $0.1 million paid against capital lease obligations. Cash flows from financing activities in SpA included $0.3 million net cash proceeds provided by overdraft borrowings used to finance working capital requirements and $0.2 million in payments of capital lease obligations. Cash flows from financing activities in SCC included $0.2 million of cash provided by short-term banker acceptance borrowing arrangements, partially offset by $0.1 million in payments of capital lease obligations.
Cash flows from financing activities for Holdings in the six months ended June 30, 2013 included the amounts reported for Stanadyne less the dividends paid by Stanadyne.
Pension Plans. We maintain the Stanadyne Corporation Pension Plan, a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and the Supplemental Retirement Benefit Plan, an unfunded nonqualified plan that provides benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan.
The value of the invested Pension Plan assets grew to $94.4 million at June 30, 2013, representing a $3.8 million increase from the $90.6 million value at December 31, 2012. The Company contributed $1.7 million to the Pension Plan during the six months ended June 30, 2013 and expects the minimum required contributions to the Pension Plan to total approximately $4.1 million in 2013. The Company contributed $2.7 million to the Pension Plan in the six months ended June 30, 2012 and $5.0 million for the full year of 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Critical Accounting Policies
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include:  product warranty reserves, inventory valuation adjustments for excess or obsolescence, realization of goodwill and other long-lived assets, pension and postretirement benefit liabilities, workers’ compensation liabilities, self-insurance reserves and determination of income tax balances including valuation allowances.
Product Warranty. The Company provides an accrual for the estimated future warranty costs of its products at the time the sale is recognized. These costs are based upon analyses of historical experience of product returns and the related cost.
Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SpA, SAPL and SCC, which are valued using the first-in/first-out (“FIFO”) method. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that was greater than the current FIFO inventory value. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. There were no such events or circumstances noted during the quarter which would warrant such a review.
Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of the reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The results of the most recent impairment test indicated that the fair value of Stanadyne Corporation, the reporting unit, was well in excess of its carrying value at December 31, 2012, utilizing a range of discount rates and long-term growth rates. There were no triggering events or circumstances noted during the quarter which would indicate a reduction in the fair value of Stanadyne Corporation below the carrying value.

Pension and Other Postretirement Benefits. The Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation for the pension plans and for the health and life insurance benefits over the average remaining service period of the plan participants. This period approximates the period during which the benefits are earned. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants, thereby minimizing any volatility caused by actuarial gains and losses.
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
Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Stanadyne is included in the consolidated federal income tax return filed by Holdings. In accordance with its historical tax accounting policy, taxes for Stanadyne are recorded as if they had been calculated on a separate company basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts and are measured at the current enacted tax rates. A valuation allowance is assessed and recorded when realization of the deferred tax asset is not more likely than not.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Cautionary Statement
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements with respect to the financial condition, results of operations and business of the Company and management’s discussion and analysis of financial condition and results of operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially.
Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all the risks and uncertainties that could affect future events and should not consider the following list to be a complete statement of all potential risks and uncertainties.
Any change in the following factors may materially adversely affect our business and our financial results:

•	worldwide political and macro-economic uncertainties and fears;

•
changes in the business, market trends, projected growth rates and general economic conditions related to the markets in which we operate, including agricultural and construction equipment, industrial machinery, trucks, marine equipment and automobiles;

•	our ability to satisfy our debt obligations, including related covenants;

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital;

•	changes in the performance or growth of our customers;

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes; and

•	loss of any of our key manufacturing facilities.
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
There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 4:	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Holdings
As of June 30, 2013, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that, as of June 30, 2013, Holdings’ disclosure controls and procedures were effective.
Stanadyne
As of June 30, 2013, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of June 30, 2013, Stanadyne’s disclosure controls and procedures were effective.

(b) Changes in internal control
Holdings and Stanadyne
There were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2013 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6:	EXHIBITS

4.1
Sixth Amendment to EXIM Guarantied Credit Agreement dated as of August 12, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp. and Stanadyne Corporation.

4.2	Convertible Subordinated Notes of Stanadyne Holdings, Inc. in the aggregate original principal amount of $6 million dated as of August 14, 2013 issued to affiliates of Kohlberg & Company, LLC.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date:	August 14, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date:	August 14, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

4.1
Sixth Amendment to EXIM Guarantied Credit Agreement dated as of August 12, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp. and Stanadyne Corporation.

4.2	Convertible Subordinated Notes of Stanadyne Holdings, Inc. in the aggregate original principal amount of $6 million dated as of August 14, 2013 issued to affiliates of Kohlberg & Company, LLC.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.