Form 10-Q
period 2013-09-30
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2013-11-13
CIK 1323274, 1053439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of September 30, 2013:

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
STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,983	$2,907
Accounts receivable, net of allowance for uncollectible accounts of $291 and $258 as of September 30, 2013 and December 31, 2012, respectively	47,216	32,688
Inventories, net	43,131	40,203
Prepaid expenses and other assets	4,955	3,366
Deferred income taxes	130	128
Total current assets	97,415	79,292
Property, plant and equipment, net	79,153	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	64,257	67,211
Total assets	$377,530	$362,599
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,261	$24,134
Accrued liabilities	16,806	23,331
Current maturities of long-term debt	218,367	32,416
Current portion of capital lease obligations	577	1,043
Current deferred income tax liability	677	879
Total current liabilities	269,688	81,803
Long-term debt, excluding current maturities	110,377	265,268
Deferred income taxes	19,588	19,530
Capital lease obligations, excluding current portion	2,563	2,963
Other non-current liabilities	53,835	56,252
Total liabilities	456,051	425,816
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	537	939
Equity:
Stanadyne Holdings, Inc. stockholders’ deficit:
Common stock, par value $0.01, 150,000,000 authorized shares, 106,542,581 issued shares and 105,652,581 outstanding shares	1,065	1,065
Additional paid-in capital	52,325	52,693
Accumulated other comprehensive loss	(28,829)	(29,462)
Accumulated deficit	(102,968)	(87,801)
Treasury stock, at cost, 890,000 shares as of September 30, 2013 and December 31, 2012	(651)	(651)
Total stockholders’ deficit	(79,058)	(64,156)
Total liabilities and stockholders’ deficit	$377,530	$362,599
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Net sales	$71,892	$58,141
Cost of goods sold	54,717	42,012
Gross profit	17,175	16,129
Selling, general and administrative expenses	11,473	11,216
Amortization of intangible assets	704	704
Management fees	—	188
Operating income	4,998	4,021
Interest income	(4)	(1)
Interest expense	9,249	8,084
Other income	(131)	(36)
Loss from operations before income tax benefit	(4,116)	(4,026)
Income tax benefit	(1,587)	(362)
Net loss	(2,529)	(3,664)
Less: net loss (income) attributable to non-controlling interest	207	(351)
Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(2,322)	$(4,015)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Net sales	$190,914	$195,086
Cost of goods sold	148,370	141,423
Gross profit	42,544	53,663
Selling, general and administrative expenses	29,072	33,409
Amortization of intangible assets	2,112	2,112
Management fees	—	563
Operating income	11,360	17,579
Interest income	(10)	(5)
Interest expense	26,850	24,368
Other (income) expense	(161)	690
Loss from operations before income tax expense (benefit)	(15,319)	(7,474)
Income tax expense (benefit)	435	(3)
Net loss	(15,754)	(7,471)
Less: net loss (income) attributable to non-controlling interest	587	(920)
Net loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(15,167)	$(8,391)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Net loss	$(2,529)	$(3,664)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	494	177
Comprehensive loss	(2,035)	(3,487)
Less: comprehensive loss (income) attributable to the non-controlling interest	207	(351)
Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(1,828)	$(3,838)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Net loss	$(15,754)	$(7,471)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	633	(393)
Comprehensive loss	(15,121)	(7,864)
Less: comprehensive loss (income) attributable to the non-controlling interest	587	(920)
Comprehensive loss attributable to the stockholders of Stanadyne Holdings, Inc.	$(14,534)	$(8,784)
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(15,754)	$(7,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,074	9,424
Amortization of debt discount and deferred financing fees	2,338	1,487
Deferred income taxes	(157)	(56)
(Gain) loss on disposal of property, plant and equipment	(223)	70
Changes in operating assets and liabilities	(20,885)	(15,006)
Net cash used in operating activities	(21,607)	(11,552)
Cash flows from investing activities:
Capital expenditures	(11,765)	(10,190)
Decrease in restricted cash	—	165
Proceeds from disposal of property, plant and equipment	492	—
Net cash used in investing activities	(11,273)	(10,025)
Cash flows from financing activities:
Proceeds from U.S. revolver	73,565	71,115
Payments on U.S. revolver	(72,515)	(50,675)
Proceeds from foreign overdraft facilities	3,556	3,707
Payments on foreign overdraft facilities	(2,498)	(4,149)
Proceeds from U.S. term loans	31,000	—
Proceeds from foreign term loans	1,264	1,713
Payments on foreign term loans	(1,375)	(887)
Payments on capital lease obligations	(757)	(395)
Payments of debt issuance costs	(1,584)	—
Net cash provided by financing activities	30,656	20,429
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(2,224)	(1,148)
Effect of exchange rate changes on cash	1,300	730
Cash and cash equivalents at beginning of period	2,907	1,771
Cash and cash equivalents at end of period	$1,983	$1,353
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
There were no capital leases entered into in the nine months ended September 30, 2013 and 2012.
See notes to condensed consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Deficit
	Shares	Amount				Shares	Amount
December 31, 2011	106,542,581	$1,065	$51,525	$(24,365)	$(74,893)	890,000	$(651)	$(47,319)
Adjustment of the redeemable non-controlling interest to redemption value			411					411
Net loss					(1,544)			(1,544)
Foreign currency translation adjustment				(217)				(217)
March 31, 2012	106,542,581	1,065	51,936	(24,582)	(76,437)	890,000	(651)	(48,669)
Adjustment of the redeemable non-controlling interest to redemption value			215					215
Net loss					(2,832)			(2,832)
Foreign currency translation adjustment				(353)				(353)
June 30, 2012	106,542,581	1,065	52,151	(24,935)	(79,269)	890,000	(651)	(51,639)
Adjustment of the redeemable non-controlling interest to redemption value			338					338
Net loss					(4,015)			(4,015)
Foreign currency translation adjustment				177				177
September 30, 2012	106,542,581	$1,065	$52,489	$(24,758)	$(83,284)	890,000	$(651)	$(55,139)

December 31, 2012	106,542,581	$1,065	$52,693	$(29,462)	$(87,801)	890,000	$(651)	$(64,156)
Adjustment of the redeemable non-controlling interest to redemption value			(261)					(261)
Net loss					(9,742)			(9,742)
Foreign currency translation adjustment				67				67
March 31, 2013	106,542,581	1,065	52,432	(29,395)	(97,543)	890,000	(651)	(74,092)
Adjustment of the redeemable non-controlling interest to redemption value			(209)					(209)
Net loss					(3,103)			(3,103)
Foreign currency translation adjustment				72				72
June 30, 2013	106,542,581	1,065	52,223	(29,323)	(100,646)	890,000	(651)	(77,332)
Adjustment of the redeemable non-controlling interest to redemption value			102					102
Net loss					(2,322)			(2,322)
Foreign currency translation adjustment				494				494
September 30, 2013	106,542,581	$1,065	$52,325	$(28,829)	$(102,968)	890,000	$(651)	$(79,058)
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,982	$2,906
Accounts receivable, net of allowance for uncollectible accounts of $291 and $258 as of September 30, 2013 and December 31, 2012, respectively	47,216	32,688
Inventories, net	43,131	40,203
Prepaid expenses and other assets	4,955	3,366
Deferred income taxes	130	669
Total current assets	97,414	79,832
Property, plant and equipment, net	79,153	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	63,900	66,659
Total assets	$377,172	$362,587
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,261	$24,134
Accrued liabilities	15,090	18,723
Current maturities of long-term debt	218,367	32,416
Current portion of capital lease obligations	577	1,043
Current deferred income tax liability	249	—
Total current liabilities	267,544	76,316
Long-term debt, excluding current maturities	4,377	165,268
Deferred income taxes	20,018	9,779
Capital lease obligations, excluding current portion	2,563	2,963
Due to Stanadyne Holdings, Inc.	2,376	3,234
Other non-current liabilities	53,835	56,252
Total liabilities	350,713	313,812
Commitments and Contingencies (Note 11)
Redeemable non-controlling interest	537	939
Equity:
Stanadyne Corporation stockholder’s equity:
Common stock, par value $0.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	69,117	74,823
Accumulated other comprehensive loss	(20,679)	(21,312)
Accumulated deficit	(22,516)	(5,675)
Total stockholder’s equity	25,922	47,836
Total liabilities and stockholder’s equity	$377,172	$362,587
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three months ended September 30, 2013	Three months ended September 30, 2012
Net sales	$71,892	$58,141
Cost of goods sold	54,717	42,012
Gross profit	17,175	16,129
Selling, general and administrative expenses	11,403	11,101
Amortization of intangible assets	704	704
Management fees	—	188
Operating income	5,068	4,136
Interest income	(4)	(1)
Interest expense	6,089	5,020
Other income	(131)	(36)
Loss from operations before income tax expense (benefit)	(886)	(847)
Income tax expense (benefit)	13,513	(672)
Net loss	(14,399)	(175)
Less: net loss (income) attributable to non-controlling interest	207	(351)
Net loss attributable to the stockholder of Stanadyne Corporation	$(14,192)	$(526)
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net sales	$190,914	$195,086
Cost of goods sold	148,370	141,423
Gross profit	42,544	53,663
Selling, general and administrative expenses	28,863	33,207
Amortization of intangible assets	2,112	2,112
Management fees	—	563
Operating income	11,569	17,781
Interest income	(10)	(5)
Interest expense	17,560	15,173
Other (income) expense	(161)	690
(Loss) income from operations before income tax expense	(5,820)	1,923
Income tax expense	11,608	525
Net (loss) income	(17,428)	1,398
Less: net loss (income) attributable to non-controlling interest	587	(920)
Net (loss) income attributable to the stockholder of Stanadyne Corporation	$(16,841)	$478
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three months ended September 30, 2013	Three months ended September 30, 2012
Net loss	$(14,399)	$(175)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	494	177
Comprehensive (loss) income	(13,905)	2
Less: comprehensive loss (income) attributable to the non-controlling interest	207	(351)
Comprehensive loss attributable to the stockholders of Stanadyne Corporation	$(13,698)	$(349)
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net (loss) income	$(17,428)	$1,398
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	633	(393)
Comprehensive (loss) income	(16,795)	1,005
Less: comprehensive loss (income) attributable to the non-controlling interest	587	(920)
Comprehensive (loss) income attributable to the stockholders of Stanadyne Corporation	$(16,208)	$85
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net (loss) income	$(17,428)	$1,398
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,074	9,424
Amortization of debt discount and deferred financing fees	2,143	1,292
Deferred income taxes	11,017	524
(Gain) loss on disposal of property, plant and equipment	(223)	70
Changes in operating assets and liabilities	(18,851)	(12,260)
Net cash (used in) provided by operating activities	(10,268)	448
Cash flows from investing activities:
Capital expenditures	(11,765)	(10,190)
Decrease in restricted cash	—	165
Proceeds from disposal of property, plant and equipment	492	—
Net cash used in investing activities	(11,273)	(10,025)
Cash flows from financing activities:
Proceeds from U.S. revolver	73,565	71,115
Payments on U.S. revolver	(72,515)	(50,675)
Proceeds from foreign overdraft facilities	3,556	3,707
Payments on foreign overdraft facilities	(2,498)	(4,149)
Proceeds from U.S. term loans	25,000	—
Proceeds from foreign term loans	1,264	1,713
Payments on foreign term loans	(1,375)	(887)
Dividends paid	(5,338)	(12,000)
Payments on capital lease obligations	(757)	(395)
Payments of debt issuance costs	(1,584)	—
Net cash provided by financing activities	19,318	8,429
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(2,223)	(1,148)
Effect of exchange rate changes on cash	1,299	730
Cash and cash equivalents at beginning of period	2,906	1,770
Cash and cash equivalents at end of period	$1,982	$1,352
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
There were no capital leases entered into in the nine months ended September 30, 2013 and 2012.
See notes to condensed consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
December 31, 2011	1,000	$—	$85,653	$(18,045)	$(5,784)	$61,824
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			411			411
Net income					871	871
Foreign currency translation adjustment				(217)		(217)
March 31, 2012	1,000	—	80,064	(18,262)	(4,913)	56,889
Adjustment of the redeemable non-controlling interest to redemption value			215			215
Net income					133	133
Foreign currency translation adjustment				(353)		(353)
June 30, 2012	1,000	—	80,279	(18,615)	(4,780)	56,884
Dividend paid			(6,000)			(6,000)
Adjustment of the redeemable non-controlling interest to redemption value			338			338
Net loss					(526)	(526)
Foreign currency translation adjustment				177		177
September 30, 2012	1,000	$—	$74,617	$(18,438)	$(5,306)	$50,873

December 31, 2012	1,000	$—	$74,823	$(21,312)	$(5,675)	$47,836
Dividend paid			(5,338)			(5,338)
Adjustment of the redeemable non-controlling interest to redemption value			(261)			(261)
Net loss					(2,852)	(2,852)
Foreign currency translation adjustment				67		67
March 31, 2013	1,000	—	69,224	(21,245)	(8,527)	39,452
Adjustment of the redeemable non-controlling interest to redemption value			(209)			(209)
Net income					203	203
Foreign currency translation adjustment				72		72
June 30, 2013	1,000	—	69,015	(21,173)	(8,324)	39,518
Adjustment of the redeemable non-controlling interest to redemption value			102			102
Net loss					(14,192)	(14,192)
Foreign currency translation adjustment				494		494
September 30, 2013	1,000	$—	$69,117	$(20,679)	$(22,516)	$25,922
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
Liquidity and Financial Position. The Company’s financial position, results of operations and cash flows have been adversely affected by our manufacturing reorganization in 2011 as well as the global recession in 2012, and may continue to be affected by significant volatility in the worldwide capital, credit and commodities markets, lower corporate profits and increased capital spending, and concerns about inflation. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years and the nine months ended September 30, 2013. Stanadyne incurred a net loss and negative cash flows from operations in 2011 and the nine months ended September 30, 2013. Holdings and Stanadyne are both highly leveraged with total debt of $328.7 million and $222.7 million, respectively, outstanding at September 30, 2013. The indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its Senior Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Senior Discount Notes. Beginning in 2012, Kohlberg advised Holdings that it would provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments. On August 14, 2013, Holdings entered into a Convertible Subordinated Note ("Notes") agreement totaling $6.0 million with Kohlberg. The proceeds from the Notes were received by Holdings on August 14, 2013 and were used to meet Holdings' August 15, 2013 interest payment obligation on Holdings' Senior Discount Notes. If necessary, Kohlberg will provide Holdings with additional equity of up to $6.0 million to meet the semi-annual interest payment that will come due on February 15, 2014. Please refer to Note 4, Long-term Debt and Financing Arrangements, for further details.
The Company estimates that cash flows from operations combined with existing cash balances and amounts available under the U.S. Revolver and limited financial assistance from Kohlberg, if necessary, will be sufficient to fund its cash requirements for planned capital investments, interest payments on outstanding indebtedness, and projected working capital needs for the next twelve months. The U.S Revolver is scheduled to mature on April 30, 2014 and we are actively engaged in activities that would include the renewal or replacement of this expiring credit facility. In the event the Company’s efforts are unsuccessful, we may need to incur more indebtedness, restructure existing indebtedness, raise additional equity capital, or a combination of these items, which may have a further negative impact on our business, results of operations, and cash flows.
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
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

Principles of Consolidation. The condensed consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries: SIHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”). The condensed consolidated financial statements of Stanadyne include the accounts of Stanadyne and Stanadyne’s wholly-owned subsidiaries: SpA and SCC. A joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), is fully consolidated with Holdings and Stanadyne based on Stanadyne’s controlling share, while the remaining share is recorded as a non-controlling interest. Intercompany balances have been eliminated in consolidation.
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
Income Tax Accounting. For the three and nine months ended September 30, 2013, the Company applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax expense (benefit) as the effective tax rate method provided a reliable estimate for computing income taxes in interim periods. In addition to the effective annual tax rate applied to the nine months ended September 30, 2013, Stanadyne provided an additional discrete tax benefit for the impact of 2012 research and development credits resulting from the American Taxpayer Relief Act of 2012 enacted retroactively and signed into law on January 3, 2013. For the three and nine months ended September 30, 2012, the Company computed its provision for income taxes based on the actual tax rate by applying the discrete method, as the Company determined that small changes in estimated income or loss would result in significant changes under the estimated annual effective tax rate method. Therefore, applying an estimate of the annual effective tax rate to the 2012 periods would not provide a reliable estimate for interim reporting periods.
Income tax expense for Stanadyne in the third quarter of 2013 totaled $13.5 million and (1,525.2)% of pre-tax loss versus an income tax benefit of $0.7 million and 79.3% of pre-tax loss in the third quarter of 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in the third quarter of 2013 and 2012. The difference in 2013 resulted primarily from the establishment of a valuation allowance against deferred tax assets in the U.S. as it was determined that it is more likely than not that deferred tax assets would not be realized based on recent losses incurred by Stanadyne. The difference in 2012 resulted primarily from the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.
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

Income tax benefit for Holdings in the third quarter of 2013 totaled $1.6 million and 38.6% of pre-tax loss versus an income tax benefit of $0.4 million and 9.0% of pre-tax loss in the third quarter of 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the third quarter of 2013 and 2012. The difference in 2013 and 2012 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense.
Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

(2) Inventories
Components of inventories are as follows:

	As of	As of
	September 30, 2013	December 31, 2012
Raw materials	$21,753	$18,048
Work in process	11,755	12,035
Finished goods	9,623	10,120
	$43,131	$40,203
(3) Intangible and Other Assets
Major components of intangible and other assets are listed below:

	Holdings
	As of		As of
	September 30, 2013		December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	17,118	24,300	16,150
Customer contracts	15,252	13,960	15,252	12,816
Debt issuance costs	16,240	13,333	14,660	10,995
Other	1,851	75	1,935	75
	$108,743	$44,486	$107,247	$40,036

	Stanadyne
	As of		As of
	September 30, 2013		December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks / trade names	$51,100	$—	$51,100	$—
Technology / patents	24,300	17,118	24,300	16,150
Customer contracts	15,252	13,960	15,252	12,816
Debt issuance costs	13,885	11,335	12,305	9,192
Other	1,851	75	1,935	75
	$106,388	$42,488	$104,892	$38,233
Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $704 for the three months ended September 30, 2013 and 2012 and $2,112 for the nine months ended September 30, 2013 and 2012. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,816 in 2013, $2,202 in 2014, $1,093 in 2015, $1,072 in 2016, $1,072 in 2017 and $1,072 in 2018.

Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying condensed consolidated statements of operations for Holdings of $844 and $505 for the three months ended September 30, 2013 and 2012, respectively, and $2,338 and $1,487 for the nine months ended September 30, 2013 and 2012, respectively. Amortization of debt issuance costs

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

is included as interest expense in the accompanying condensed consolidated statements of operations for Stanadyne of $779 and $440 for the three months ended September 30, 2013 and 2012, respectively, and $2,143 and $1,292 for the nine months ended September 30, 2013 and 2012, respectively.
(4) Long-term Debt and Financing Arrangements
Long-term debt consisted of:

	Holdings		Stanadyne
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
U.S. Revolver	$22,140	$21,090	$22,140	$21,090
U.S. term debt, payable to Jefferies Finance LLC on June 30, 2014, bearing interest at a rate of 10.0%	25,000	—	25,000	—
U.S. Convertible Subordinated Notes, payable on August 14, 2018, bearing interest at a rate of 12.0%	6,000	—	0	—
Senior Subordinated Notes, payable on August 15, 2014, bearing interest at a rate of 10.0%	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, payable on February 15, 2015, bearing interest at a rate of 12.0%	100,000	100,000	—	—
SAPL term debt, payable to Indian banks through 2017, bearing interest at rates ranging from 11.0% to 12.0%	4,934	5,982	4,934	5,982
SAPL Debentures	1,057	1,251	1,057	1,251
SAPL debt, payable to Indian banks through 2013, bearing interest at rates ranging from 11.0% to 12.75%	4,874	4,660	4,874	4,660
SCC debt, payable to Shanghai-Pudong Development Bank through 2013, bearing interest at rates ranging from 6.9% to 7.2%	2,214	2,608	2,214	2,608
SpA debt, payable to Italian banks through 2013, bearing interest at rates ranging from 4.0% to 6.1%	2,525	2,093	2,525	2,093
Total long-term debt	328,744	297,684	222,744	197,684
Less current maturities of long-term debt	218,367	32,416	218,367	32,416
Long-term debt, excluding current maturities	$110,377	$265,268	$4,377	$165,268
The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at September 30, 2013 and December 31, 2012 was $152.0 and $148.8 million, respectively. The fair value of Holdings’ Senior Discount Notes at September 30, 2013 and December 31, 2012 was $55.0 and $68.0 million, respectively. The fair values of the Company’s other borrowings approximated their recorded values at September 30, 2013 and December 31, 2012 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy.
On February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25.0 million (with potential incremental term loans up to an additional $15.0 million in aggregate).  The term loan is guaranteed by Stanadyne's immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents.  Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions.  The term loan bears interest at 10.0% per annum and matures on June 30, 2014.  Interest only is payable quarterly.  Prepayment may be required upon sales of assets or a change of control. Stanadyne took these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement (the “U.S. Revolver”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The U.S. Revolver, as amended through 2012, provided for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory and accounts receivable facility, a domestic fixed asset facility, a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States and a guaranteed facility, as defined by the credit agreement. The terms of the agreement also allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice, in the event equity infusions are made to Holdings at the direction of Kohlberg. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or LIBOR, plus an applicable margin ranging between 1.25% and 1.75% through 2012, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant of 1.1 if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC. Further, the Company is required to provide annual audited financial statements to the bank within 105 days of year end.
On February 13, 2013, Stanadyne and Wells Fargo entered into a Fifth Amendment to Credit Agreement (the “Fifth Credit Amendment”) and a Fifth Amendment to EXIM Guarantied Credit Agreement (the “Fifth EXIM Amendment”).  The Fifth Credit Amendment increased the maximum revolver amount by $5.0 million, increasing the total commitment to $60.8 million. The Fifth Credit Amendment also increased interest rates by 0.25% based on levels of Availability (as defined by the Credit Agreement), and modified certain clauses within the inventory sub-facility to add an inventory block and within the accounts receivable sub-facility to increase the revolving line limit and to modify customer concentration limits. In connection with this amendment, Stanadyne also entered into a Fifth EXIM Amendment to incorporate the modifications added by the Fifth Credit Amendment into the EXIM Guarantied Credit Agreement. All other terms of the EXIM Guarantied Credit Agreement were materially unchanged from the prior agreements.
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
On August 14, 2013, Holdings and Kohlberg entered into a Convertible Subordinated Note ("Notes") agreement providing for a term loan in an aggregate principal amount of $6.0 million. The Notes carry a 5-year term with an interest rate of 12.0% per annum payable in semi-annual installments in arrears commencing in February 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. The Notes are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value. The guaranteed facility portion of the U.S. Revolver, as defined by the credit agreement, was reduced by $6.0 million as a result of this additional debt, decreasing the total commitment under the Credit Agreement to $55.8 million.
As of September 30, 2013, the U.S. Revolver had Availability, as defined, of $25.4 million, after reflecting $22.1 million of borrowings and $3.2 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest cost	$1,288	$1,405	$3,864	$4,215
Expected return on plan assets	(1,798)	(1,601)	(5,396)	(4,803)
Recognized net actuarial loss	923	775	2,770	2,326
Net periodic pension cost	$413	$579	$1,238	$1,738
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
The Company contributed $1.5 million and $3.2 million to the pension plan during the three and nine months ended September 30, 2013, respectively. The Company expects the minimum required contributions to the pension plan to total approximately $4.1 million in 2013. The Company contributed $2.2 million and $4.9 million to the pension plan during the three and nine months ended September 30, 2012 and $5.0 million for the full year of 2012.

Postretirement Health Care and Life Insurance
The Company’s U.S. subsidiaries make available certain health care and life insurance benefits for eligible retired employees. The components of the net periodic income for the periods shown were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$8	$7	$23	$22
Interest cost	20	26	60	78
Recognized net actuarial gain	(174)	(186)	(521)	(559)
Net periodic postretirement income	$(146)	$(153)	$(438)	$(459)
(6) Property, Plant and Equipment
During the first quarter of 2013, the Company consolidated its operations on the Windsor, Connecticut campus from three buildings to two buildings in an effort to reduce costs and better utilize the available space. The book value of the vacated building was depreciated down to its net realizable value, resulting in an additional $2.9 million of accelerated depreciation recognized during the three months ended March 31, 2013.

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
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, fair market value of common stock, probability that financial targets will be met, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.
The following table summarizes information about the Option Plan and other option grants for the three months ended September 30, 2013:

	Three months ended September 30, 2013
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
June 30, 2013	14,778,750	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled	(3,375,000)	0.47	—	—
Granted	875,000	0.47	—	—
September 30, 2013	12,278,750	$0.49	3,008,750	$0.47

The following tables summarizes information about the Option Plan and other option grants for the nine months ended September 30, 2013:

	Nine months ended September 30, 2013
	Outstanding		Exercisable
	Stock Options	Weighted Average Exercise Price *	Stock Options	Weighted Average Exercise Price *
December 31, 2012	14,778,750	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled	(3,375,000)	0.47	—	—
Granted	875,000	0.47	—	—
September 30, 2013	12,278,750	$0.49	3,008,750	$0.47
* Represents per share price.
During the three and nine months ended September 30, 2013, in connection with the retirement of our former President and CEO, M. David Jones, previously issued unvested options to purchase 3,375,000 shares were cancelled in accordance with the Option Plan. In addition, the Company extended the expiration date of Mr. Jones' vested options to purchase 875,000 shares through March 30, 2016 and granted to Mr. Jones stock options to purchase 875,000 shares of Holdings common stock in substitution of a portion of previously issued unvested options, which terminated upon his retirement. These new stock options were issued outside of the Company's Option Plan, were fully vested at grant, and are exercisable only upon a change of control. Their exercise price of $0.47 per share is the same as the exercise price of his previous options.
For the three and nine months ended September 30, 2013 and 2012, no compensation expense was recognized as management determined that it is not probable that the performance targets associated with the stock option awards will be achieved.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except where noted otherwise)

(8) Redeemable Non-controlling Interest and Financial Instruments
The expansion of manufacturing operations in SAPL in 2010 was funded through a combination of new debt and equity issuances. The process included entering into a put arrangement with the existing non-controlling interest partners as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling interest partners have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, redeemable non-controlling interest is recorded in the mezzanine section of the condensed consolidated balance sheets and is reported at estimated redemption value. At September 30, 2013 and December 31, 2012, the redemption value was $0.5 million and $0.9 million, respectively. Changes in the redemption value are charged to retained earnings if available or to additional paid-in capital.
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

The following table below shows how the Company categorized certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at
	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,012	$1,012

	Fair Value Measurements at
	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,150	$1,150
The conversion option embedded in the SAPL debenture is considered a derivative and is recorded at its fair value. The value of the option is calculated using a Monte Carlo simulation approach, which takes into account certain assumptions which include the value of SAPL equity, a discount yield of 15.75%, volatility of 30% and risk free rate of 7.93%, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement of the SAPL debenture embedded conversion option.
Unrealized losses (gains), which are included in other income in the condensed consolidated statement of operations, of $28 and $(36) were the only activities for Level 3 liabilities for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, unrealized (gains) losses totaled $(2) and $690, respectively.
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

The Company estimates and records the warranty liability associated with its manufactured products at the time they are sold. The changes in the Company’s warranty liability are provided below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Warranty liability, beginning of period	$1,272	$726	$893	$774
Warranty expense based on products sold	202	234	1,038	611
Warranty claims paid	(322)	(270)	(779)	(695)
Warranty liability, end of period	$1,152	$690	$1,152	$690
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
Robert Isaman was appointed the new President and Chief Executive Officer of Stanadyne and President of Holdings on September 30, 2013, replacing M. David Jones who retired from Stanadyne and Holdings. Mr. Isaman brings strong leadership, technical knowledge and extensive experience in various manufacturing industries, including heavy machinery, and in developing global specialty businesses.
Our sales for the three months ended September 30, 2013 totaled $71.9 million, reflecting an increase of $13.8 million or 23.7% when compared to sales for the three months ended September 30, 2012. This increase was driven by significant growth in sales of our new high pressure gasoline fuel pump to General Motors ("GM") and higher demand for our fuel filter products, partially offset by continued sluggish demand for our diesel fuel pumps. The production ramp-up period for the gas pump continued during the third quarter with sales totaling $17.9 million. Manufacturing inefficiencies of $1.6 million related to gas pump production improved from $2.0 million in the prior quarter and management has targeted specific areas for further cost reduction by the end of the year. Sales to our major original equipment manufacturer ("OEM") customers in Europe, India and China in the third quarter of 2013 continued to be limited by the slow economies in those regions that resulted in lower demand for agricultural, industrial and construction equipment as well as on-highway vehicles that use our diesel fuel injection products. Demand for our military-style pumps sold to General Engine Products ("GEP") for use on the HUMMWV continued at very low levels in the third quarter. Sales in the third quarter to our service channels, although $0.7 million lower than the same period last year, increased by $0.9 million from the second quarter of 2013, primarily on higher demand for replacement fuel filters.
Stanadyne's operating income totaled $5.1 million and 7.0% of third quarter sales, representing an increase of $0.9 million from operating income of $4.1 million and 7.1% of sales in the third quarter 2012. Gross profit increased in the third quarter on higher sales volumes; however, SG&A costs increased by $0.9 million for unrealized mark-to-market losses on our foreign denominated liabilities (primarily due to erosion in value of the Indian rupee) and by $0.9 million for costs related to the retirement of our former CEO.
Liquidity remained sufficient in the third quarter 2013, with cash on hand as of September 30, 2013 totaling $2.0 million and availability under the U.S.-based revolving credit facility of $25.4 million. Working capital requirements increased during the quarter due primarily to increased accounts receivable and inventory in support of the growing gas pump business. We are mindful of the approaching maturity dates for various debt agreements and are actively engaged in activities intended to satisfy all amounts as they become due.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Basis of Presentation
The following table displays unaudited information for the three and nine months ended September 30, 2013 and 2012 for Holdings and Stanadyne. Amounts are presented in thousands of dollars and as a percentage of net sales. Historical results and percentage relationships are not necessarily indicative of the results that may be expected for any future period.

	Holdings
	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
	$	%	$	%	$	%	$	%
Net sales	71,892	100.0	58,141	100.0	190,914	100.0	195,086	100.0
Cost of goods sold	54,717	76.1	42,012	72.3	148,370	77.7	141,423	72.5
Gross profit	17,175	23.9	16,129	27.7	42,544	22.3	53,663	27.5
SG&A	11,473	16.0	11,216	19.3	29,072	15.2	33,409	17.1
Amortization of intangibles	704	1.0	704	1.2	2,112	1.1	2,112	1.1
Management fees	—	—	188	0.3	—	—	563	0.3
Operating income	4,998	7.0	4,021	6.9	11,360	6.0	17,579	9.0
Net loss attributable to Holdings	(2,322)	(3.2)	(4,015)	(6.9)	(15,167)	(7.9)	(8,391)	(4.3)

	Stanadyne
	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
	$	%	$	%	$	%	$	%
Net sales	71,892	100.0	58,141	100.0	190,914	100.0	195,086	100.0
Cost of goods sold	54,717	76.1	42,012	72.3	148,370	77.7	141,423	72.5
Gross profit	17,175	23.9	16,129	27.7	42,544	22.3	53,663	27.5
SG&A	11,403	15.9	11,101	19.1	28,863	15.1	33,207	17.0
Amortization of intangibles	704	1.0	704	1.2	2,112	1.1	2,112	1.1
Management fees	—	—	188	0.3	—	—	563	0.3
Operating income	5,068	7.0	4,136	7.1	11,569	6.1	17,781	9.1
Net (loss) income attributable to Stanadyne	(14,192)	(19.7)	(526)	(0.9)	(16,841)	(8.8)	478	0.2

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Comparison of Results of Operations
The Three Months Ended September 30, 2013 for Holdings and Stanadyne Compared to
The Three Months Ended September 30, 2012 for Holdings and Stanadyne
Net Sales. Net sales in the third quarter 2013 totaled $71.9 million and were $13.8 million or 23.7% more than sales of $58.1 million in the third quarter 2012. Sales of our high pressure gasoline pump helped to drive the year-over-year third quarter improvements, as sales to GM reached $17.9 million, supplemented by $3.3 million increased demand for our diesel fuel filters. Lower sales of diesel pumps produced in our U.S. and India operations partially offset these increases.

Sales by Category
(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Three months ended September 30, 2012	$27.7	47.7	$30.4	52.3	$58.1	100.0
Three months ended September 30, 2013	42.2	58.7	29.7	41.3	71.9	100.0
Change	$14.5	52.3	$(0.7)	(2.4)	$13.8	23.7
Sales to OEM customers increased by $14.5 million to $42.2 million and represented 58.7% of our third quarter 2013 revenues as compared to $27.7 million and 47.7% of our third quarter 2012 revenues. Sales of our new high pressure gasoline fuel pump reached $17.9 million in the third quarter 2013 as demand from GM continued to increase during the quarter. Sales to Deere & Company ("Deere") were $3.2 million lower than the third quarter 2012, reflecting reduced demand this year for our products used in their agriculture, construction and forestry equipment, as well as utility tractors. Sales to GEP were $1.8 million less in the third quarter 2013 as compared to the third quarter 2012 due to continued lower demand for our diesel fuel pumps used to power the military HUMMWV.
Sales to service customers in the third quarter 2013 totaled $29.7 million and 41.3% of total revenue as compared to $30.4 million and 52.3% of our third quarter 2012 revenue. This $0.7 million decrease in third quarter 2013 service sales was due primarily to lower demand from Deere and our independent distribution network, largely offset by an increase in sales to other filter customers.
Cost of Goods Sold and Gross Profit. Gross profit totaled $17.2 million and 23.9% of net sales in the third quarter 2013 compared to $16.1 million and 27.7% of net sales in the third quarter 2012. This $1.0 million improvement in gross profit was due to the following increases and decreases in third quarter 2013 cost of goods sold when compared to the third quarter 2012 cost of goods sold:

Decreases in gross profit -
Manufacturing inefficiencies for gas pumps	-	$1.6
Higher factory overhead expenses in the U.S.	-	$0.8
Higher depreciation expense	-	$0.2

Increases in gross profit -
Higher sales volume and market/product mix	+	$3.0
Lower factory overhead expenses in all international locations	+	$0.6
Gross profit in the third quarter 2013 increased by approximately $3.0 million due to higher year-over-year sales volumes, partially offset by a shift in the composition of sales from higher margin service products to lower margin OEM products (58.7% of third quarter 2013 sales versus 47.7% of third quarter 2012 sales). Factory overhead costs in our international diesel fuel systems operations were $0.6 million lower overall, reflecting cost reduction actions taken in response to the lower production requirements in those locations this year.
These increases in gross profit were partially offset by approximately $1.6 million higher cost of goods sold in the third quarter of 2013 related to manufacturing inefficiencies in the high pressure gasoline pump business. Higher production costs were due to start-up of additional manufacturing capacity in the third quarter needed to support the steep increase in customer demand.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Factory overhead costs in our U.S. operations increased by $0.8 million in the third quarter 2013 when compared to the same period last year due primarily to higher LIFO inventory expense. Depreciation expense in the third quarter 2013 was $0.2 million greater than the same period in 2012 due primarily to capital investments made to produce the high pressure gasoline pump which were placed into production in 2013 and began to depreciate.
Selling, General and Administrative Expenses (“SG&A”). Stanadyne's SG&A costs increased by $0.3 million to $11.4 million and 15.9% of net sales in the third quarter 2013 from $11.1 million and 19.1% of net sales in the third quarter 2012. Significant increases in our SG&A costs during the quarter included $0.9 million higher unrealized mark-to-market losses on foreign denominated liabilities in our international subsidiaries, most notably the Indian rupee, as well as $0.9 million of expense related to the retirement of our former CEO. Partially offsetting these increases was $0.8 million of lower outside consulting services utilized in the third quarter of 2012 to assist us with establishing operational and management processes for the reorganized operations in the U.S. These services were discontinued in the fourth quarter 2012. Research and development costs were also $0.9 million lower in the third quarter 2013, reflecting lower prototype hardware costs when compared to the same quarter in 2012. Finally, costs related to premium transportation of products to our customers were $0.2 million lower in the third quarter 2013 as compared to the same period in 2012.
Amortization of Intangible Assets. Amortization of intangible assets totaled $0.7 million in the third quarter 2013 and 2012.
Management fees. Due to the comparatively low levels of business this year, there continued to be no fees charged to the Company by Kohlberg & Company L.L.C. for management services in the third quarter 2013. Management fees were $0.2 million in the third quarter 2012.
Operating Income. Stanadyne's operating income increased from $4.1 million and 7.1% of net sales during the third quarter 2012 to $5.1 million and 7.0% of net sales during the third quarter 2013. The $0.9 million increase in year-over-year third quarter operating income resulted primarily from $1.0 million higher gross profit driven primarily by higher sales volumes and lower factory overhead expenses in our international locations, as well as a $0.2 million reduction in management fees, partially offset by a $0.3 million increase in our third quarter SG&A costs.
Income tax expense (benefit). Income tax expense for Stanadyne in the third quarter 2013 totaled $13.5 million and (1,525.2)% of pre-tax loss versus an income tax benefit of $0.7 million and 79.3% of pre-tax loss in the third quarter 2012. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income in the third quarter 2013 and 2012. The difference in 2013 resulted primarily from the establishment of a valuation allowance against deferred tax assets in the U.S. as it was determined that it is more likely than not that deferred tax assets would not be realized based on recent losses incurred by Stanadyne. The difference in 2012 resulted primarily from the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.
Income tax benefit for Holdings in the third quarter 2013 totaled $1.6 million and 38.6% of pre-tax loss versus an income tax benefit of $0.4 million and 9.0% of pre-tax loss in the third quarter 2012. The effective income tax rates differ from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in the third quarter 2013 and 2012. The difference in 2013 and 2012 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense.
Net Loss. Net loss for Stanadyne in the third quarter 2013 totaled $14.2 million and (19.7)% of net sales versus a net loss of $0.5 million and (0.9)% of net sales in the third quarter 2012. The $13.7 million increase in net loss was due primarily to a $14.2 million increase in income tax expense resulting from the establishment of a valuation allowance in the U.S., combined with a $1.1 million increase in interest expense, offset by a $0.9 million increase in operating income, a $0.6 million decrease in net income attributable to the non-controlling interest and a $0.1 million increase in other income.
Net loss for Holdings in the third quarter 2013 totaled $2.3 million, reflecting a $11.9 million difference from the net loss reported for Stanadyne due to $3.2 million of additional interest expense on the Holdings Senior Discount Notes and the Convertible Subordinated Notes, offset by $15.1 million of lower tax expense. Net loss for Holdings in the third quarter 2012 totaled $4.0 million and was $3.5 million more than the net loss reported for Stanadyne due to $3.1 million in additional interest expense on the Holdings Senior Discount Notes, partially offset by $0.3 million of a lower income tax benefit.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

The Nine Months Ended September 30, 2013 for Holdings and Stanadyne Compared to
The Nine Months Ended September 30, 2012 for Holdings and Stanadyne
Net Sales. Net sales for the nine months ended September 30, 2013 totaled $190.9 million and were $4.2 million or 2.1% less than sales of $195.1 million for the comparable period in 2012. All of this difference was driven by $13.8 million lower sales in the first quarter of 2013 when we experienced much lower demand from our customers in China, Europe and India due to sluggish economies in those regions. Sales in the second and third quarters of 2013 have been higher than the comparable periods in 2012, driven by increasing demand from GM for high pressure gasoline pumps and growth in sales of our diesel fuel filtration products.

Sales by Category
(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Nine months ended September 30, 2012	$98.0	50.2	$97.1	49.8	$195.1	100.0
Nine months ended September 30, 2013	103.7	54.3	87.2	45.7	190.9	100.0
Change	$5.7	5.9	$(9.9)	(10.2)	$(4.2)	(2.1)
Sales to OEM customers totaled $103.7 million and represented 54.3% of total revenue for the nine months ended September 30, 2013 as compared to $98.0 million and 50.2% of revenue for the same period in 2012. Growth in OEM sales was due entirely to $28.3 million of sales of our new high pressure gasoline pump to GM, partially offset by lower sales of our diesel fuel injection system products. Sales to our two largest diesel fuel system component customers, Deere and Cummins, were $20.2 million less in the the first nine months of 2013 when compared to the same period in 2012, with much of the difference traceable to the first quarter. These lower sales reflected a combination of reduced demand this year for our products used in our customers' agriculture, construction, and forestry equipment, and utility tractors, as well as $5.8 million of OEM sales included in the first nine months of 2012 for past due customer orders that accumulated in 2011 during our manufacturing reorganization. Sales to GEP were $4.6 million less in the first nine months of 2013 when compared to the same period in 2012, reflecting very low demand this year for diesel fuel pumps used to power the military HUMMWV.
Sales to the service markets in the nine months ended September 30, 2013 totaled $87.2 million and 45.7% of total revenue as compared to $97.1 million and 49.8% of revenue for the same period in 2012. This $9.9 million decrease in 2013 service sales was due to lower sales to Deere and our distributor network. Lower sales to our distributor network reflected the elimination of $3.2 million of sales in 2012 for past due orders that had accumulated in 2011 during our manufacturing reorganization.
Sales in the nine months ended September 30, 2013, when compared to the same period a year ago, reflected decreases in our diesel fuel pump, diesel fuel injector and Precision Components and Assembly (“PCA”) products lines, offset by an increase in sales of new high pressure gasoline pump, as well as an increase in sales of diesel fuel filters and fuel additives.
Cost of Goods Sold and Gross Profit. Gross profit totaled $42.5 million and 22.3% of net sales in the nine months ended September 30, 2013, reflecting an $11.1 million decrease from the gross profit of $53.7 million and 27.5% of net sales for the same period in 2012. This change in gross profit was due primarily to the following increases and decreases in year-over-year cost of goods sold:

Decreases in gross profit -
Lower sales volume and market/product mix	-	$5.8
Manufacturing inefficiencies for gas pumps	-	$3.6
Accelerated depreciation	-	$2.9
Higher depreciation expense	-	$0.8

Increases in gross profit -
Lower factory overhead expense	+	$1.9
Approximately $5.8 million of the decrease in gross profit in the nine months ended September 30, 2013 was due to lower year-over-year sales volumes from our operations in the U.S., China, and India, as well as a shift in the composition of sales from higher margin service products to lower margin OEM products in the first nine months of 2013. The ramp-up in production of our high pressure gasoline pump this year included manufacturing inefficiencies that increased cost of goods sold by approximately $3.6 million. Depreciation expense in the nine months ended September 30, 2013 was $3.7 million greater than the same period in

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

2012 for two reasons. First, in early 2013, the Company committed to a plan to consolidate the remaining operations on its Windsor, Connecticut campus by the end of the first quarter. This plan allowed the Company to vacate one of its buildings, resulting in a decrease in operating costs and a more efficient utilization of available space. The book value of the vacated building and the related building improvements was depreciated down to its salvage value, resulting in $2.9 million of additional depreciation expense in the first three months of 2013. Second, depreciation associated with new capital investments related to the high pressure gasoline pump placed into production in 2013 accounted for most of the additional $0.8 million of depreciation during the nine months ended September 30, 2013.
These decreases in the year-over-year gross profit comparison for the first nine months were partially offset by a $1.9 million decrease in factory overhead costs. Factory overhead costs in the first nine months of 2013, when compared to the same period in 2012, were $0.9 million lower in our U.S. operations and $0.8 million lower in our India operations, reflecting cost reduction actions taken in response to the lower production requirements in our diesel fuel systems business this year.
Selling, General and Administrative Expenses (“SG&A”). SG&A decreased by $4.3 million to $28.9 million and 15.1% of net sales in the nine months ended September 30, 2013 from $33.2 million and 17.0% for the same period in 2012. Salaried labor costs were $0.5 million lower in the first nine months of 2013, reflecting a combination of staff reductions as well as lower benefit plan costs. In the fourth quarter 2012, we also discontinued utilizing outside consulting services to assist us with establishing operational and management processes for the reorganized operations in the U.S., which decreased SG&A costs by $3.0 million in the first nine months of 2013 when compared to the same period in 2012. SG&A costs for premium transportation of products to our customers were also $1.1 million less in the first nine months of 2013 as compared to the same period in 2012 when we incurred substantial amounts of premium freight costs to expedite past due orders to our customers. Research and development costs were $0.3 million lower in the in the first nine months of 2013, reflecting lower prototype hardware costs when compared to the same period in 2012. Significant increases in our SG&A costs in the first nine months of 2013 included $0.4 million higher unrealized mark-to-market losses on foreign denominated liabilities in our international subsidiaries, most notably the Indian rupee, as well as $0.9 million of expense related to the retirement of our former CEO.
Amortization of Intangible Assets. Amortization of intangible assets totaled $2.1 million through the nine months ended September 30, 2013 and 2012.
Management Fees. There were no fees charged to the Company by Kohlberg & Company L.L.C. for management services in the nine months ended September 30, 2013 due to the comparatively low levels of business. Management fees were $0.6 million in the nine months ended September 30, 2012.
Operating Income. Operating income for the nine months ended September 30, 2013 totaled $11.6 million and 6.1% of net sales as compared to operating income of $17.8 million and 9.1% of net sales in the nine months ended September 30, 2012. This $6.2 million decrease in operating income resulted from $11.1 million lower gross profit driven primarily by lower sales and accelerated depreciation expense, partially offset by a $4.3 million decrease in our SG&A costs and a $0.6 million decrease in management fees.
Operating income for Holdings for the nine months ended September 30, 2013 totaled $11.4 million reflecting $0.2 million additional selling, general and administrative expenses.
Income Tax Expense (Benefit). Income tax expense for Stanadyne in the nine months ended September 30, 2013 totaled $11.6 million and (199.5)% of pre-tax loss versus an income tax expense of $0.5 million and 27.3% of pre-tax income in the nine months ended September 30, 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in 2013 and 2012. The difference in 2013 resulted primarily from the establishment of a valuation allowance against deferred tax assets in the U.S. as it was determined that it is more likely than not that deferred tax assets would not be realized based on recent losses incurred by Stanadyne. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture options, foreign taxes, and the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.
Income tax expense for Holdings in the nine months ended September 30, 2013 totaled $0.4 million and (2.8)% of pre-tax loss versus an income tax benefit of essentially zero in the nine months ended September 30, 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2013 and 2012. The difference in 2013 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense. The difference in 2012 resulted primarily from changes to the valuation allowances, non-deductible changes to the SAPL debenture options and non-deductible interest expense at Holdings.
Net (Loss) Income. Net loss for Stanadyne in the nine months ended September 30, 2013 totaled $16.8 million and 8.8% of net sales versus net income of $0.5 million and 0.2% of net sales in the nine months ended September 30, 2012. The $17.3 million

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

decrease in net income was due to a $6.2 million decrease in operating income, a $2.4 million increase in interest expense, and a $11.1 million increase in income tax expense related to the establishment of a valuation allowance, partially offset by a $0.9 million decrease in other expenses and a $1.5 million decrease in net income attributable to the non-controlling interest.
Net loss for Holdings in the nine months ended September 30, 2013 totaled $15.2 million, reflecting a $1.7 million difference from the net loss reported for Stanadyne due to $9.3 million of additional interest expense on the Discount Notes and the Convertible Subordinated Note and $0.2 million of additional SG&A costs, offset by $11.2 million of lower income tax expense. Net loss for Holdings in the nine months ended September 30, 2012 totaled $8.4 million and was $8.9 million more than the net income reported for Stanadyne due to $9.2 million in additional interest expense on the Discount Notes and $0.2 million of additional SG&A costs, partially offset by $0.5 million of lower income tax expense.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents on hand, which totaled $2.0 million as of September 30, 2013, and cash flows from operations, supplemented, as needed, by our short-term financing arrangements described below.
Our revolving credit agreement with Wells Fargo Capital Finance, LLC (“U.S. Revolver”) provides for borrowings of up to $55.8 million, based on Availability as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. There was $22.1 million borrowed under the U.S. Revolver as of September 30, 2013 and Availability totaled $25.4 million, after reflecting $22.1 million of borrowings and $3.2 million used for standby letters of credit, as well as other limitations related to available inventory and accounts receivable.
Indebtedness for Stanadyne as of September 30, 2013 totaled $222.7 million and was comprised of $160.0 million of Notes, $25.0 million of U.S. term debt, $22.1 million of borrowings under the U.S. Revolver, $9.6 million in foreign overdraft and revolving credit facilities, $1.1 million of SAPL debentures and $4.9 million in foreign term loans. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test if Availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. Both the U.S. Revolver and the indenture governing Stanadyne's Notes limit the amount of dividends and certain other restricted payments that can be made by Stanadyne.
Indebtedness for Holdings as of September 30, 2013 totaled $328.7 million and was comprised of the same debt balances as Stanadyne, plus an additional $100.0 million of Discount Notes and a $6.0 million Convertible Subordinated Note, as described below. The Discount Notes accreted to their full face value in August 2009 and carry a 12% coupon that is payable semi-annually in February and August. The payments are made by Holdings, which relies on dividends paid by Stanadyne, through SIHC, to make the semi-annual interest payments on its Senior Discount Notes. However, the indenture governing Stanadyne’s Senior Subordinated Notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Failure of Holdings to make the semi-annual interest payments would result in an event of default under the terms of the Senior Discount Notes. Beginning in 2012, Kohlberg advised Holdings that it would provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments and currently will provide Holdings with additional equity of up to $6.0 million if necessary to meet the semi-annual interest payment that will come due on February 15, 2014.
On February 13, 2013, the U.S. Revolver was amended to increase the maximum availability by $5.0 million, increase interest rates and modify certain clauses within the inventory sub facility to add an inventory block and within the accounts receivable facility to increase the eligible collateral and update customer concentration limits.
Also on February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25 million (with potential incremental term loans up to an additional $15 million in aggregate).  The term loan is guaranteed by Stanadyne's immediate parent, SIHC, and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents.  Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions.  The term loan bears interest at 10.0% per annum and matures on June 30, 2014.  Interest only is payable quarterly.  Prepayment may be required upon sales of assets or a change of control. Stanadyne took these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.
On August 14, 2013, Holdings and Kohlberg entered into a Convertible Subordinated Note ("Notes") agreement providing for a term loan in an aggregate principal amount of $6.0 million. The Notes carry a 5-year term with an interest rate of 12.0% per annum payable in semi-annual installments in arrears commencing in February 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. The Notes are subordinated to the Senior Discount Notes and are convertible to

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

common stock at fair market value. The proceeds from the Notes were used to meet Holdings' August 15, 2013 interest payment obligation on Holdings' Senior Discount Notes. The guaranteed facility portion of the U.S. Revolver, as defined by the credit agreement, was reduced by $6.0 million as a result of this additional debt, decreasing the total commitment under the Credit Agreement to $55.8 million.
Holdings and Stanadyne are both highly leveraged with total debt of $328.7 million and $222.7 million, respectively, outstanding at September 30, 2013. Stanadyne has $218.4 million of short-term debt, including $22.1 million outstanding under the U.S. Revolver which matures on April 30, 2014, $25.0 million under a Term Loan agreement which matures June 30, 2014 and $160.0 million of indebtedness which matures on August 15, 2014. In addition, Holdings has $100.0 million of indebtedness which matures on February 15, 2015. The Company estimates that cash flows from operations combined with existing cash balances and amounts available under the U.S. Revolver and limited financial assistance from Kohlberg, if necessary, will be sufficient to fund its cash requirements for planned capital investments, interest payments on outstanding indebtedness, and projected working capital needs for the next twelve months. The U.S Revolver is scheduled to mature on April 30, 2014, and we are actively engaged in activities that would include the renewal or replacement of this expiring credit facility. In the event the Company’s efforts are unsuccessful, we may need to incur more indebtedness, restructure existing indebtedness, raise additional equity capital, or a combination of these items. Additionally, the Company does not anticipate that current sources of cash will be sufficient to repay the remaining debt scheduled to mature beginning on June 30, 2014 and, accordingly, intends to refinance such amounts prior to their maturity in order to maintain sufficient resources for its operations. The Company can provide no assurance that it will be able to complete this refinancing or that financing options available will be on favorable or acceptable terms. If the Company were unable to refinance or replace the maturing debt obligations, it would be in default under the terms of agreements governing that indebtedness, which would result in cross-defaults under its other outstanding indebtedness and would allow the lenders for both Holdings and Stanadyne to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of existing indebtedness. Such an acceleration would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne.
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
Cash Flows from Operating Activities. Stanadyne’s cash flows from operating activities used $10.3 million of cash during the nine months ended September 30, 2013 as compared to $0.4 million of cash provided by operating activities during the same period of 2012. Higher cash requirements for working capital accounts combined with operating losses resulted in $10.7 million less cash from operating activities in the nine months ended September 30, 2013 versus the comparable period in 2012.
Changes in asset and liability accounts, primarily working capital accounts, consumed $6.6 million more cash in the nine months ended September 30, 2013 versus the same period in the prior year. The significant changes to our working capital accounts were as follows:

•
Cash flows from changes in accounts receivable required $12.4 million more cash in the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. These higher levels of accounts receivable reflected growth in our gasoline pump business with GM, as well as slower payments from our customers in Europe and India. The average days sales outstanding improved from 59.7 days at the end of the third quarter 2012 to 58.3 days at the end of the third quarter 2013. Stanadyne continues to carefully manage customer credit and collections activities.

•
Cash flows from changes in inventory levels required $3.0 million more cash in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Inventory increased in the nine months ended September 30, 2013 by $4.1 million, as compared to a $1.1 million increase in the nine months ended September 30, 2012. Inventory levels increased in our U.S. operations by $5.9 million, primarily in support of the growing production requirements in the U.S. operations for our high pressure gasoline pumps for GM. Cash flows from changes in inventory levels in our international operations in China, India and Italy in the nine months ended September 30, 2013 required $1.2 million less cash than required in the same period in 2012. Inventory turnover for Stanadyne for the nine months ended September 30, 2013 totaled 6.1 turns, compared to the 5.9 turns realized for the nine months ended September 30, 2012.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

•
Cash flows from changes in other current asset accounts consumed $1.3 million more cash in the nine months ended September 30, 2013 than in the same period of 2012, due primarily to tax payments to the India government required to change the form of business for SAPL. These taxes are recoverable against future VAT payments.

•
Cash flows from changes in accounts payable balances provided $10.1 million more cash in the nine months ended September 30, 2013 than the same period in 2012. Accounts payable balances increased by $9.0 million in the nine months ended September 30, 2013 versus a $1.1 million decrease in accounts payable balances in the same period in 2012. The increase in 2013 accounts payable balances was driven primarily by the higher value for purchased materials related to the production ramp-up in our gasoline pump program.

•
Cash flows from changes in all other asset and liability accounts provided $0.1 million more cash in the nine months ended September 30, 2013 than in the comparable period of 2012. This difference was due primarily to the net change of lower accruals in 2013 for self-insured workers' compensation and employee benefit plans, offset by a $0.7 million return of cash to Holdings, representing the amounts paid in prior years for stock options exercised by former employees, which was held by Stanadyne.

Cash flows from operating activities for Holdings in the nine months ended September 30, 2013 were $11.3 million lower than the amount reported for Stanadyne due to $12.0 million of interest payments made for the Discount Notes reduced by $0.7 million of cash returned by Stanadyne to Holdings related to amounts for prior year Holdings' stock option exercises.
Cash Flows from Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2013 totaled $11.3 million and were $1.2 million more than during the nine months ended September 30, 2012. Capital expenditures were $11.8 million during the nine months ended September 30, 2013 compared to $10.2 million during the nine months ended September 30, 2012. These higher capital expenditures were primarily for equipment needed to produce the high pressure gasoline pump for GM. Capital expenditures to support the gasoline pump program in the U.S. are expected to decline for the remainder of 2013, while investments in equipment used to produce diesel common rail fuel pumps in our China operation are expected to increase.
Cash Flows from Financing Activities. Stanadyne’s cash flows from financing activities in the nine months ended September 30, 2013 provided $19.3 million in cash compared to $8.4 million in cash provided in the nine months ended September 30, 2012.
Cash flows from financing activities in our U.S. operations in the nine months ended September 30, 2013 included $25.0 million of proceeds from a term loan with Jefferies and $1.1 million of net cash proceeds from the U.S. Revolver, partially offset by $1.6 million of debt origination costs, $5.3 million of dividends paid by Stanadyne, and $0.4 million of payments against capital lease obligations.
Cash flows from financing activities in SAPL during the nine months ended September 30, 2013 provided $1.1 million of net cash proceeds from revolving loans and consumed $0.1 million in net payments against term loan commitments. Payments against capital lease obligations totaled $0.2 million. Cash flows from financing activities in SpA included $0.4 million net cash proceeds provided by overdraft borrowings used to finance working capital requirements and $0.2 million in payments against capital lease obligations. Cash flows from financing activities in SCC included $0.4 million of cash payments on revolving loans and $0.1 million in payments against capital lease obligations.
Cash flows from financing activities for Holdings in the nine months ended September 30, 2013 included the amounts reported for Stanadyne less the dividends paid by Stanadyne, offset by proceeds from the Convertible Subordinated Note.
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
The value of the invested Pension Plan assets grew to $99.6 million at September 30, 2013, representing a $9.0 million increase from the $90.6 million value at December 31, 2012. The Company contributed $3.2 million to the Pension Plan during the nine months ended September 30, 2013 and expects the minimum required contributions to the Pension Plan to total approximately $4.1 million in 2013. The Company contributed $4.9 million to the Pension Plan in the nine months ended September 30, 2012 and $5.0 million for the full year of 2012.

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
Any change in the following factors may materially adversely affect our business and our financial results:

•	our ability to satisfy our debt obligations, including related covenants;

•	increases in our cost of borrowing or inability or unavailability of additional debt or equity capital, including to refinance our existing debt obligations;

•
changes in the business, market trends, projected growth rates and general economic conditions related to the markets in which we operate, including agricultural and construction equipment, industrial machinery, trucks, marine equipment and automobiles;

•	worldwide political and macro-economic uncertainties and fears;

•	changes in the performance or growth of our customers;

•	changes in technology, manufacturing techniques or customer demands;

•	loss or adverse change in our relationship with our material customers;

•	increased competition and pricing pressures in our existing and future markets;

•	changes in the price and availability of raw materials, particularly steel and aluminum;

•	risks associated with international operations;

•	the loss of key members of management;

•	risk that our intellectual property may be misappropriated;

•	adverse state or federal legislative or regulatory developments or litigation or other disputes; and

•	loss of any of our key manufacturing facilities.
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
(a) Evaluation of disclosure controls and procedures
Holdings
As of September 30, 2013, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that, as of September 30, 2013, Holdings’ disclosure controls and procedures were effective.
Stanadyne
As of September 30, 2013, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of September 30, 2013, Stanadyne’s disclosure controls and procedures were effective.

(b) Changes in internal control
Holdings and Stanadyne
There were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2013 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1A:	RISK FACTORS
In addition to the information included in this Quarterly Report on Form 10-Q in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement, the reader should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and the additional risk factor presented below. Any and all of these risks could adversely affect our consolidated results of operations, financial condition and cash flows.
Our inability to refinance $218.4 million of debt scheduled to mature within 12 months and an additional $100.0 million of debt scheduled to mature within 18 months would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne.
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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 30, 2013, Holdings granted Stanadyne’s retiring Chief Executive Officer options to purchase 875,000 shares of Holdings Common Stock at an exercise price of $0.47 per share, which options are fully vested and exercisable only upon a change of control. Holdings issued such shares and granted such options in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(a)(2) of the Securities Act.
In claiming the exemption under Section 4(a)(2), Holdings relied in part on the following facts: (1) the offers and sales involved one employee; (2) the employee had access to information regarding Holdings and Stanadyne; (3) the employee represented to (a) having the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the options.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

ITEM 6:	EXHIBITS

4.1
Sixth Amendment to EXIM Guarantied Credit Agreement dated as of August 12, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp. and Stanadyne Corporation (filed as Exhibit 4.1 to the quarterly report of Stanadyne Corporation for the quarter ended June 30, 2013 filed August 14, 2013). (1)

4.2
Convertible Subordinated Notes of Stanadyne Holdings, Inc. in the aggregate original principal amount of $6 million dated as of August 14, 2013 issued to affiliates of Kohlberg & Company, LLC (filed as Exhibit 4.2 to the quarterly report of Stanadyne Corporation for the quarter ended June 30, 2013 filed August 14, 2013). (1)

10.1*	Letter Agreement dated as of September 30, 2013 between Stanadyne Corporation and M. David Jones.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Holdings, Inc.
(Registrant)

Date:	November 13, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanadyne Corporation
(Registrant)

Date:	November 13, 2013	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President and Chief Financial Officer

EXHIBIT INDEX:

4.1
Sixth Amendment to EXIM Guarantied Credit Agreement dated as of August 12, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp. and Stanadyne Corporation (filed as Exhibit 4.1 to the quarterly report of Stanadyne Corporation for the quarter ended June 30, 2013 filed August 14, 2013). (1)

4.2
Convertible Subordinated Notes of Stanadyne Holdings, Inc. in the aggregate original principal amount of $6 million dated as of August 14, 2013 issued to affiliates of Kohlberg & Company, LLC (filed as Exhibit 4.2 to the quarterly report of Stanadyne Corporation for the quarter ended June 30, 2013 filed August 14, 2013). (1)

10.1*	Letter Agreement dated as of September 30, 2013 between Stanadyne Corporation and M. David Jones.

31.1	Certification of President of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Stanadyne Holdings, Inc. Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Stanadyne Corporation Pursuant to Rule 15d-14(a) of the Securities Exchange Act as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference