Form 10-K
period 2013-12-31
Stanadyne Holdings, Inc.; STANADYNE CORP
filed 2014-03-31
CIK 1323274, 1053439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
As of December 31, 2013, there was no established public trading market for the shares of either of the registrant’s common stock, and no shares of common stock were held by non-affiliates of either registrant.
The number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of March 1, 2014:

Stanadyne Holdings, Inc.	105,652,581 shares
Stanadyne Corporation	1,000 shares (100% owned by Stanadyne Intermediate Holding Corp., a direct and wholly-owned subsidiary of Stanadyne Holdings, Inc.)

DOCUMENTS INCORPORATED BY REFERENCE - None

STANADYNE HOLDINGS, INC.
STANADYNE CORPORATION
FORM 10-K

EXPLANATORY NOTES
Presentation
This Form 10-K is a combined annual report being filed separately by two registrants: Stanadyne Holdings, Inc. and Stanadyne Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Stanadyne Holdings, Inc., and any reference to “Stanadyne” refers to Stanadyne Corporation, the indirect wholly-owned subsidiary of Holdings. The “Company,” the “Companies,” “we,” “us” and “our” refer to Stanadyne Holdings, Inc. together with its direct and indirect subsidiaries, including Stanadyne Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.
Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
PART I

ITEM 1.	BUSINESS
GENERAL
Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Holdings is a holding company with no operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel and gasoline engines. With over 130 years of machining experience and over 50 years as a supplier of diesel fuel injection equipment, Stanadyne’s core competencies in product design, precision machining, and the assembly and testing of complex components have earned the Company a reputation for innovative, high quality products. The Company possesses an extremely broad range of manufacturing technology and know-how and is capable of high-volume production runs, machining high-quality components within tolerances of 20 millionths of an inch on a cost-effective basis. In addition to designing and manufacturing, the Company manufactures and assembles, on an exclusive contract basis, components designed by other companies.
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
Stanadyne, a Delaware corporation formed in 1988, is a wholly-owned subsidiary of SIHC, a Delaware corporation formed in 1997. SIHC is a wholly-owned subsidiary of Holdings, a Delaware corporation formed in 2004. A majority of the outstanding equity of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C., an affiliate of Kohlberg and Company L.L.C. (“Kohlberg”). On August 6, 2004, Kohlberg, through a series of transactions (the “Transactions”) purchased the outstanding equity of SIHC from American Industrial Partners Capital Fund II, L.P. (“AIP”) and certain other stockholders (the “Sellers”). AIP had purchased Stanadyne from Metromedia Company (“Metromedia”) on December 11, 1997.
OVERVIEW
Stanadyne is one of only five independent worldwide manufacturers of diesel fuel injection systems selling to the geographic areas in which the Company competes. Net sales for Stanadyne were $267.8 million, $251.5 million and $245.8 million for 2013, 2012 and 2011, respectively. Operating income for Stanadyne was $21.3 million, $22.5 million and $11.0 million for 2013, 2012 and 2011, respectively. Total assets of Stanadyne were $374.8 million, $362.6 million and $368.9 million at December 31, 2013, 2012 and 2011, respectively.
Products. Stanadyne manufactures its own proprietary products including pumps for gasoline engines and diesel engines (up to 250 horsepower, an engine range comprising approximately 90% of all diesel engines produced worldwide), fuel injectors and fuel filtration systems for diesel engines and various non-proprietary products manufactured under contract for other companies. Stanadyne sells its fuel injection products to its customers on an individual component basis or by complete line. The primary focus of Stanadyne is the agricultural and industrial off-highway segments of the market, although the increased fuel injection pressures required by some on-highway engines are good applications for Stanadyne technology. Fuel pumps, fuel injectors and fuel filters, Stanadyne’s primary products, are the most highly engineered, precision manufactured components on a diesel engine and comprise the core components of a diesel engine’s fuel system. Because fuel system components are so elemental to the proper functioning and optimal performance of a diesel engine, they are essentially custom engineered for a specific engine platform. As a result, the Company typically supplies these components on a sole source basis for the life of engine platforms and enjoys a leading position in the aftermarket for its products. Stanadyne also manufactures diesel fuel management systems including fuel filters, fuel heaters and water separators, oil pumps and other precision manufactured components and distributes diesel and gasoline fuel conditioners, stabilizers and diesel engine diagnostic equipment. Stanadyne has more recently developed fuel pumps for high pressure gasoline engines for the on-highway market. Due to its competencies in precision manufacturing, assembly and testing of complex products, the Company also manufactures and assembles, on an exclusive contract basis, components designed by other companies.
Customers. Stanadyne’s primary customers are OEMs of diesel and gas engines. Stanadyne’s largest customers, Deere & Company (“Deere”) and General Motors ("GM"), accounted for $128.2 million, or 47.9% of Stanadyne’s 2013 net sales. In 2012, Deere and Cummins, Inc. (“Cummins”) accounted for $118.1 million, or 47.0% of Stanadyne's 2012 net sales. In 2011, Deere, Cummins and Ford Motor Company (“Ford”) accounted for $119.5 million, or 48.6% of Stanadyne’s 2011 net sales. Deere and GM were the only customers that accounted for more than 10% of Stanadyne's net sales in 2013 at 30.2% and 17.7%, respectively. Deere was the only customer that accounted for more than 10% of Stanadyne’s net sales in 2012 and 2011, at 41.4%, and 38.3%, respectively.
Stanadyne supports the servicing of its own products through sales of aftermarket units and parts to the service organizations of its OEM customers, through its own global network of authorized distributors and dealers, and through major aftermarket distribution companies. Total shipments to all service market channels represented 44.6%, 50.2% and 44.8% of Stanadyne’s sales in 2013, 2012 and 2011, respectively.
Joint Venture. The Company has a joint venture with Amalgamations Private Limited in the state of Tamil Nadu, India. The joint venture, named Stanadyne Amalgamations Private Limited (“SAPL”), started manufacturing diesel fuel injection equipment for export markets in the second quarter of 2003. Through additional investment in 2010, Stanadyne’s controlling share increased from 51.0% to 64.9%.
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
PATENTS AND TRADEMARKS
The Company relies upon patent, trademark and copyright protection as well as upon unpatented technological know-how and other trade secrets for certain products, components, processes and applications. However, the Company’s operations are not dependent upon any single or related group of patents, copyrights or trademarks or their duration. The patents have remaining durations from less than one year to 18 years. The Company considers its proprietary information important, especially in the maintenance of its competitive position in the aftermarket business, and actively protects its intellectual property rights.

EMPLOYEES
At December 31, 2013, the Company employed approximately 1,730 people of whom approximately 34% were salaried and 66% were hourly employees. All of the Company’s employees are non-unionized with the exception of those in Stanadyne, S.p.A. (“SpA”). The Company believes its relations with its employees are good.
TECHNOLOGY, RESEARCH AND DEVELOPMENT
Engine manufacturers are required to continually improve engine performance and fuel economy. This often requires improvements in fuel systems technologies. Accordingly, the Company’s research and development investment is significant. In general, the Company funds its own research and development expenses, although some of those expenses may be customer-funded during the pre-production program phase or offset through state incentive programs. Research and development costs incurred for 2013, 2012 and 2011 were $20.1 million, $19.7 million and $18.1 million, respectively, of which $5.5 million, $4.2 million and $4.1 million, respectively, were reimbursed by customers or offset through state incentives.
Once an OEM commits to purchasing a product from the Company, which usually occurs one to three years into the development or application process, the Company may need to make capital expenditures for the machinery, equipment and tooling necessary for engine program launch, ramp-up and production volume increases. Furthermore, given the significant existing investment in plant and equipment, the Company has on-going programs to maintain, upgrade and replace its fixed assets. In 2013, 2012 and 2011, the Company spent $15.7 million, $12.1 million and $5.2 million, respectively, on capital expenditures.
FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS AND EXPORT SALES
The Company has manufacturing operations in the United States, Italy, India and China. The products manufactured in the United States and Italy are sold within their respective domestic markets, as well as exported throughout the world. These products are sold to both OEM and aftermarket (“Service”) customers. The sales of products manufactured in India are balanced between the local market and export to the European market and Company facilities in the United States and Italy. The products manufactured in China are sold in that domestic market as well as North and South America.
The sales to OEM and Service customers during 2013, 2012 and 2011 were as follows (dollars in millions):

	2013	2012	2011
OEM	$148.5	$125.2	$135.7
Service	119.4	126.3	110.1
Total net sales	$267.8	$251.5	$245.8
Information regarding net sales to geographic areas, operating income from manufacturing facilities in geographic areas and assets by geographic areas for the years ended December 31, 2013, 2012 and 2011 appears below (dollars in millions).

	2013	2012	2011
* Net sales:
United States	$110.9	$101.7	$94.2
Mexico	43.6	33.2	29.9
France	26.8	25.4	26.5
United Kingdom	20.2	20.5	21.4
Italy	16.4	16.2	17.3
India	12.2	19.4	15.6
Germany	10.6	9.5	16.2
All other geographic areas	27.1	25.4	24.7
Total net sales	$267.8	$251.5	$245.8

*	Net sales were the same for Holdings and Stanadyne.

	2013	2012	2011
Holdings operating income (loss):
United States	$18.5	$16.4	$7.3
Italy	0.9	0.2	2.7
India	—	4.9	1.1
China	1.6	0.7	(0.2)
Total operating income	$21.0	$22.2	$10.9
Stanadyne operating income (loss):
United States	$18.8	$16.7	$7.4
Italy	0.9	0.2	2.7
India	—	4.9	1.1
China	1.6	0.7	(0.2)
Total operating income	$21.3	$22.5	$11.0

	December 31, 2013	December 31, 2012
* Long-lived assets:
United States	$50.1	$48.6
Italy	11.5	11.8
India	7.6	9.6
China	10.6	9.4
Total long-lived assets	$79.8	$79.4

*	Long-lived assets were the same for Holdings and Stanadyne.
The Company’s worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to, the disruption of markets, changes in export or import laws, labor unrest, political instability, restrictions on transfers of funds, unexpected changes in regulatory environments, difficulty obtaining distribution and support, and potentially adverse tax consequences. In addition, even though the Company generally matches, to the extent possible, related costs and revenues in a single currency, and generally includes exchange rate protections in its sales contracts, the U.S. dollar value of the Company’s foreign sales varies with foreign currency exchange rate fluctuations. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company.
ENVIRONMENTAL MATTERS
The Company’s facilities are subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of industrial and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. The Company operates under various environmental permits and approvals, the violation of which may subject the Company to fines and penalties. There are no known violations of environmental permits or approvals that may have a material adverse effect to the Company’s financial position or results of operations. The Company’s manufacturing operations involve the use of hazardous substances and, if a release of hazardous substances occurs or has occurred on or from the Company’s facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material. Pursuant to the terms of the acquisition of the Company on December 11, 1997, Metromedia agreed to conduct and complete remediation of soil and groundwater contamination at the Company’s Windsor, CT and Jacksonville, NC locations. While many of these remediations are underway and Metromedia agreed to complete these remediations and has indemnified the Company with respect to these matters and certain other environmental matters, there can be no assurance that Metromedia has the ability to completely fulfill its obligations to indemnify the Company for such matters. While the Company believes Metromedia will be able to meet its financial obligations, if Metromedia is unable to do so, the Company would be responsible for such matters and the cost could be material. Metromedia’s commitment to indemnify the Company has not changed as a result of the Transactions. See Note 21 of notes to the consolidated financial statements contained in Item 8 of this report.

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
Our inability to refinance $217.0 million of debt scheduled to mature within 12 months and an additional $100.0 million of debt scheduled to mature within 14 months would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne.
The Company does not anticipate that current sources of cash will be sufficient to repay debt scheduled to mature beginning on April 30, 2014 and accordingly is evaluating various options aimed at refinancing such amounts prior to their maturity, or restructuring its business and exploring other strategic alternatives in order to address the maturing debt. The Company can provide no assurance that it will be able to discharge the maturing obligations or complete their refinancing or that financing options available will be on favorable or acceptable terms. If the Company were unable to discharge, refinance or replace the maturing debt obligations, it would be in default under the terms of agreements governing that indebtedness, which would result in cross-defaults under its other outstanding indebtedness and would allow the lenders for both Holdings and Stanadyne to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of existing indebtedness. Such an acceleration would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne. Given the conditions and events described above and the current uncertainty relating to the refinancing or other strategic options, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern, and the accompanying Reports of Independent Registered Public Accounting Firm contain an explanatory paragraph describing the existence of substantial doubt about the Company's ability to continue as a going concern.
We are highly leveraged, and such leverage could adversely affect our ability to fulfill our debt obligations and may place us at a competitive disadvantage in our industry.
We are highly leveraged, and such leverage may have negative consequences since we must dedicate a substantial portion of our cash flow to debt service. Our significant leverage may:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, product development efforts, and other general operating requirements;

•	restrict us from pursuing business opportunities; and

•	place us at a competitive disadvantage compared to competitors that have less debt.
Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures and product development efforts; reducing headcount, selling assets; restructuring or refinancing our debt; seeking additional equity capital or restructuring our business. Such actions could further negatively impact our ability to generate cash flows. We cannot assure you that any of these actions could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Certain of our debt agreements limit the use of the proceeds from any disposition of assets, and, as a result, we may not be allowed, under those agreements, to use the proceeds from such dispositions to satisfy all current debt service obligations. Our current debt agreements limit our ability to incur additional indebtedness, so our ability to borrow additional money may be limited by our debt holders or by conditions in the credit markets. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.
Holdings is solely responsible for paying certain promissory notes it issued and since it has no independent operations and its subsidiaries are restricted up to a certain limit from making distributions to Holdings, Holdings may be unable to repay the notes.
On December 20, 2004, Holdings issued $100 million of senior discount notes (the “Discount Notes”) due in 2015. The Discount Notes bear interest at a stated annual rate of 12.0%. The Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness. The Discount Notes are not guaranteed by any of Holdings’ subsidiaries and are effectively subordinated to all of Stanadyne’s secured debt. Holdings has no independent financial resources of its own. The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments. Such assistance was provided in August, 2013 and again in February, 2014. Should Kohlberg be unable to provide this financial assistance to Holdings and the amounts available in the RP Basket not be sufficient to allow dividends from SIHC which are received from Stanadyne to pay the interest on Holdings senior discount notes, an event of default would occur.
We are subject to worldwide economic cycles.
Worldwide economic cycles affect the markets that the Company’s business serve and could affect demand for the Company’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates could cause further economic instability and could have a negative impact on the Company’s results of operations, financial condition and liquidity and make it difficult to accurately forecast and plan future business activities. Demand for the Company’s products may be affected by continued uncertainty regarding the overall economic outlook for both U.S. and non-U.S. economies.
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
In addition, our financial performance depends, to a lesser extent, on conditions in the other cyclical industries that we serve, including the domestic and foreign production of automobiles and light duty vehicles. Historically, the North American and European automotive industries have experienced periodic, cyclical downturns. A substantial decrease in demand for such engine platforms could have a material adverse effect on us.
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
Our products are also characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these specification requirements, we could be subject to significant product warranty expenses that could place our business at risk.
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
Because of the relative importance of our largest customers and the high degree of concentration with OEMs in the on-highway and off-highway markets, our business is exposed to a high degree of risk related to customer concentration. Our top five customers represented 60.5% of net sales in 2013. None of our top customers are obligated to continue to produce the engines which require our products or renew contracts with us when they expire. A substantial decrease in orders from any of our large customers could have a material adverse effect on us. Even if we maintain our relationships, net sales concentration as a result of these relationships increases the potential impact to our business that could result from any changes in the economic terms of that relationship. Any change in our relationships could have a material impact on our financial position and results of operations. Any changes could, for example, result in decreased sales. Relationships with our customers for the development of new products are also important, and our net sales will be significantly diminished if we fail to maintain these prospective development relationships. In addition, because our customer base is highly concentrated and the maintenance of these relationships is of significant importance to us, from time to time we may find it necessary to allow price reductions as to certain of our products. If we were unable to reach agreement on pricing with one or more of our major customers, or if we were forced to accept an economic arrangement in which pricing was materially lower than in our past experience, our sales and profitability would be materially harmed.
We face competition in our markets, which could hurt market share and sales.
While there are a limited number of competitors, including the captive component operations of certain engine manufacturers as well as other independent suppliers, most are larger and have greater financial and other resources available to them. Our products may not continue to compete successfully with the products of other companies, and engine manufacturers may not continue to purchase engine components from outside suppliers. Although we have significant market positions in each of our primary lines within the aftermarket, we may not be able to maintain our current market share. Competition in our business lines is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. To remain competitive, we will need to invest continuously in manufacturing operations, working capital, customer service and support, marketing and distribution networks. We may not have sufficient resources to continue to make such investments, and we may not be able to maintain our competitive position within each of the markets we serve.
Increases in our raw material costs or the loss of a substantial number of our suppliers could adversely affect our financial health.
Our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, including steel and aluminum. For example, the domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition. In addition, the recent general global economic downturn, or a deterioration in the global economy, may create an imbalance in the supply and demand for many of the purchased components and raw materials used. Any material long-term increase in the price of one or more of our raw materials could have an adverse impact on our cost of sales. In addition, a failure by our suppliers to continue to supply us with certain raw materials on commercially reasonable terms due to uneven supply and demand could have a material adverse effect on us. Our exposure to this risk will increase as our reliance on outside suppliers’ increases, as is the case in our recent actions to outsource certain manufacturing operations to achieve cost reductions.
Our international operations are subject to uncertainties that could adversely affect our operating results.
Our business is subject to certain risks associated with doing business internationally. Approximately 58.6% of our net sales in 2013 were derived from products sold outside of the United States. In addition, we operate three manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors associated with foreign operations, including:

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
In addition, fluctuations in currency exchange rates may significantly impact our results of operations and affect the comparability of our results between financial periods. Because the results of the operations and the financial position of our foreign subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, our financial results are impacted by currency fluctuations between the dollar and the euro, the dollar and the Chinese yuan, the dollar and the Indian rupee and, to a lesser extent, other currencies which are unrelated to our underlying results of operations. We have not entered into contracts to hedge our currency risk.
As we continue to expand our business globally, we will also be faced with the operational challenges of managing a significant portion of our business at great distances from our corporate headquarters, hiring talented local employees with the skills necessary to support an international business, indoctrinating international employees regarding Company policies and procedures, and integrating our core infrastructure, including our accounting systems and software. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of the factors identified above could adversely affect our international operations and, consequently, our operating results.
We have significant pension obligations with respect to our employees.
A portion of our active and retired employees participate in defined benefit plans. As of December 31, 2013, the fair value of assets of our pension plan was less than the projected benefit obligation of the plan. The Company is obligated to provide the required levels of benefits regardless of the value of the underlying assets, if any, of the applicable defined benefit plans. These underlying assets are subject to investment risk and market fluctuation which may require additional cash contributions from us to pay benefits which could have an adverse material impact on our ability to generate sufficient cash to invest in the growth of the business.
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
We face exposure to product liability claims if the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments on our obligations when due. In addition, our business depends on the strong brand reputation we have developed. If this reputation is damaged, we may face difficulty in maintaining pricing positions with respect to some of our products, which would reduce net sales and profitability.

We may have exposure to additional tax liabilities which could have a material impact on our results of operations and financial position.
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements. If the Internal  Revenue Service, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. There are several proposals under consideration in the United States to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated foreign earnings. A significant change to U.S. tax policy, such as a change to the taxation of income earned outside the United States, could have a material and adverse effect on our business, financial condition and results of operations.
Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.
We maintain property, business interruption, product liability and casualty insurance coverage which we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect. As a result of market conditions, premiums and deductibles for some of our insurance policies can increase substantially and, in some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers may challenge coverage for certain claims. If we were to incur a significant liability that was not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position, results of operations and cash flow.
Environmental regulation may impose significant environmental compliance costs and liabilities on us.
We are subject to many laws and regulations related to the environment, health and safety and associated compliance and permitting obligations. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental laws and regulations. Moreover, if these environmental laws and regulations become more stringent or more stringently enforced in the future, we could incur additional costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Some environmental laws and regulations impose liability for contamination on present and former owners, operators or users of facilities and sites, or the generators of waste disposed of at the facility or site, without regard to causation or knowledge of contamination. There is ongoing remediation at our properties in Connecticut and North Carolina, and we have been named as a potentially responsible party at certain other sites. However, we believe that nearly all of our liabilities for such matters are covered by an indemnity that we received from Metromedia, our former owner. If Metromedia was unable or unwilling to perform to the terms of the indemnity, or should new contamination be identified, or if the extent of the known contamination is greater than presently anticipated, environmental liabilities could have a material adverse effect on our financial condition and results of operations.
In addition, our products are applied to engines and vehicles which are subject to various emission standards and regulations which vary by geographic market. We continually seek to incorporate new design features into our products to assist customers in meeting those emissions standards and regulations applicable to their product offerings, including engines and vehicles. Although a plan to revise an existing emission standard or regulation is generally known by the public a few years in advance of enforcement, providing the opportunity to make changes to products in order to comply with the anticipated changes to the emissions standard or regulation, any subsequent changes to such plan could have a direct and significant effect on our customers’ ability to sell their products, and correspondingly, our ability to sell products to such customers.
If we are unable to meet future capital investment requirements, our business may be adversely affected.
We periodically make capital investments to, among other things, launch new products, maintain and upgrade our facilities and enhance our production processes. Additionally, as our business grows, we may have to incur capital expenditures to increase capacity. We may also incur significant capital expenditures to make changes to products in order to comply with evolving emissions standards and regulations. However, we may not have or be able to obtain adequate funds to make all necessary capital expenditures when required, or the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures.

If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce net sales and profitability.
Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposure.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and an increase of our management’s time and attention.
New regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict-free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
The Company’s executive offices are located in Windsor, Connecticut. The Company believes that substantially all of its properties and equipment are in good condition, and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.
Below is a summary of the existing facilities:

Location	Square Footage	Type of Interest	Principal Use
Windsor, CT	642,000	Owned	Corporate Offices, Engineering Center, Manufacturing, Sales and Marketing
Jacksonville, NC	111,000	Owned	Manufacturing
	20,000	Leased	Manufacturing, Distribution
Washington, NC	180,000	Owned	Manufacturing
Brescia, Italy	180,000	Owned	Manufacturing, Engineering, Sales and Marketing
Chennai, India	208,000	Leased	Manufacturing, Engineering, Sales and Marketing
Changshu, China	140,000	Leased	Manufacturing, Engineering, Sales and Marketing

ITEM 3.	LEGAL PROCEEDINGS
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 1, 2014, SIHC was the holder of record of all the outstanding shares of common stock, par value, $0.01 per share, of Stanadyne (the “Stanadyne Common Stock”). Also as of March 1, 2014, Holdings was the holder of record of all the outstanding shares of common stock, par value, $0.01 per share, of SIHC (the “SIHC Common Stock”). There is no established trading market for the Stanadyne Common Stock or the SIHC Common Stock. Stanadyne is restricted in the amount of dividends it can pay under the covenants of its subordinated note indenture and revolving credit agreements. Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.
As of March 1, 2014, Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $0.01 per share (“Holdings Common Stock”), of which 105,652,581 shares were outstanding. Holdings is restricted from paying dividends under the covenants of its Discount Notes indenture. A group of investors led by Kohlberg and current and retired members of management of the Company, totaling 32 holders, own substantially all of Holdings Common Stock. There is no established trading market for Holdings Common Stock.
Stanadyne has paid a cash dividend to SIHC which in turn paid a dividend to Holdings in order for Holdings to service its debt. The dividend was in compliance with the terms of the U.S. Revolver and the indenture governing the Notes. Stanadyne would expect to continue to pay dividends used to service Holdings’ debt to the extent permitted by the terms of the U.S. Revolver and the indenture governing the Notes. Holdings does not regularly pay or declare cash dividends.
Holdings created the 2004 Equity Incentive Plan (“Option Plan”), which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company. The following table sets forth information regarding the Option Plan as of December 31, 2013. Holdings’ stockholder-approved Option Plan is described further in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,303,750		$0.49	3,953,670
Equity compensation plans not approved by security holders	875,000		0.47	—
Total	12,178,750	(1)	$0.49	3,953,670

(1)	Consists of 3,883,750 vested outstanding exercisable options and 8,295,000 unvested outstanding options.

On September 30, 2013, in connection with the retirement of Stanadyne's former President and CEO, M. David Jones, previously issued unvested options to purchase 3,375,000 shares were cancelled in accordance with the Option Plan. In addition, the Company extended the expiration date of Mr. Jones' vested options to purchase 875,000 shares through March 30, 2016 and granted to Mr. Jones stock options to purchase 875,000 shares of Holdings common stock at an exercise price of $0.47 per share in substitution of a portion of previously issued unvested options, which terminated upon his retirement. These new stock options were issued outside of the Company's Option Plan, were fully vested at grant, and are exercisable only upon a change of control. Their exercise price of $0.47 per share is the same as the exercise price of his previous options.
In claiming the exemption under Section 4(a)(2) with respect to grant of the option described above, Holdings relied in part on the following facts: (1) the offers and sales involved one employee; (2) the employee has access to information regarding Holdings and Stanadyne; (3) the employee represented that he (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in Holdings; (b) was able to bear the economic risk of an investment in Holdings; (c) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the shares and options.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected consolidated historical financial and operating data of the Company and its subsidiaries for the five years ended December 31, 2013. The selected consolidated financial data were derived from the consolidated financial statements of the Company for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The data presented below should be read in conjunction with the Company’s consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (dollars in thousands)

		Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
		December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
STANADYNE HOLDINGS, INC.

Statement of Operations Data:
Net sales		$267,831	$251,459	$245,761	$250,593	$185,848
Cost of goods sold		206,623	182,682	187,459	177,380	139,031
Gross profit		61,208	68,777	58,302	73,213	46,817
Selling, general and administrative expenses		40,163	46,591	47,386	52,361	37,760
Goodwill impairment	(a)	—	—	—	—	6,547
Operating income		21,045	22,186	10,916	20,852	2,510
Interest expense and other, net		34,924	33,167	32,100	30,800	29,726
Loss before income tax (benefit) expense		(13,879)	(10,981)	(21,184)	(9,948)	(27,216)
Income tax (benefit) expense	(b)	(5,045)	524	11,316	38	(3,510)
Net loss from continuing operations		(8,834)	(11,505)	(32,500)	(9,986)	(23,706)
Non-controlling interest in loss (income) of consolidated subsidiary		402	(1,218)	334	1,508	886
Loss from continuing operations attributable to stockholders		$(8,432)	$(12,723)	$(32,166)	$(8,478)	$(22,820)
Balance Sheet Data (at year end):
Property, plant and equipment, net		$79,786	$79,391	$74,528	$80,023	$78,860
Total assets		374,875	362,471	366,906	382,072	378,828
Long-term debt and capital leases (including current portion)		327,561	301,690	285,851	276,984	267,497
Total (deficit) equity		(57,809)	(64,156)	(47,319)	1,245	13,713
Ratio of earnings to fixed charges (See Exhibit 12)		(c)	(c)	(c)	(c)	(c)

(a)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit.

(b)
In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA and in 2011 reversed $1.9 million of the valuation allowance related to current year utilization of net operating losses and the passage of new tax legislation in Italy. Also in 2011, the Company recorded a $19.1 million valuation allowance at Stanadyne Holdings, Inc. and in 2013, recorded a valuation allowance $13.7 million at Stanadyne Corporation. Refer to Note 14 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.

(c)
In 2013, 2012, 2011, 2010 and 2009 ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Holdings, Inc. was $13,879, $10,981, $21,184, $9,948 and $27,216 during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

		Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
		December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
STANADYNE CORPORATION

Statement of Operations Data:
Net sales		$267,831	$251,459	$245,761	$250,593	$185,848
Cost of goods sold		206,623	182,682	187,459	177,380	139,031
Gross profit		61,208	68,777	58,302	73,213	46,817
Selling, general and administrative expenses		39,927	46,290	47,278	52,303	37,700
Goodwill impairment	(a)	—	—	—	—	6,547
Operating income		21,281	22,487	11,024	20,910	2,570
Interest expense and other, net		22,388	20,907	19,840	18,539	17,973
(Loss) income before income tax expense (benefit)		(1,107)	1,580	(8,816)	2,371	(15,403)
Income tax expense (benefit)	(b)	10,796	68	(4,260)	3,300	(204)
Net (loss) income from continuing operations		(11,903)	1,512	(4,556)	(929)	(15,199)
Non-controlling interest in loss (income) of consolidated subsidiary		402	(1,218)	334	1,508	886
(Loss) income from continuing operations attributable to stockholder		$(11,501)	$294	$(4,222)	$579	$(14,313)
Balance Sheet Data (at year end):
Property, plant and equipment, net		$79,786	$79,391	$74,528	$80,023	$78,860
Total assets		374,825	362,587	368,913	380,998	377,494
Long-term debt and capital leases (including current portion)		221,561	201,690	185,851	176,984	167,496
Total equity		50,446	47,836	61,824	88,141	103,495
Ratio of earnings to fixed charges (See Exhibit 12)		(c)	1.1	(c)	1.1	(c)

(a)	In the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $6.5 million related to its Stanadyne, SpA reporting unit.

(b)
In 2007, the Company recorded a $4.0 million valuation allowance on certain deferred tax assets at its wholly owned subsidiary, Stanadyne, SpA and in 2011 reversed $1.9 million of the valuation allowance related to current year utilization of net operating losses and the passage of new tax legislation in Italy. In 2013, the Company recorded a valuation allowance $13.7 million at Stanadyne Corporation. Refer to Note 14 of the Consolidated Financial Statements included at Item 8 of this Annual Report for additional information.

(c)
In 2013, 2011 and 2009, the ratios are not presented as such amounts were lower than 1.0. The deficiency of earnings at Stanadyne Corporation was $1,107, $8,816 and $15,404 during the year ended December 31, 2013, 2011 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables display performance details for the periods shown (dollars in thousands).

	Year Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
STANADYNE HOLDINGS, INC.
Net sales	267,831	100.0%	251,459	100.0%	245,761	100.0%
Cost of goods sold	206,623	77.1%	182,682	72.6%	187,459	76.3%
Gross profit	61,208	22.9%	68,777	27.4%	58,302	23.7%
Selling, general and administrative expenses	37,347	13.9%	43,212	17.2%	43,692	17.8%
Amortization of intangibles	2,816	1.1%	2,816	1.1%	2,944	1.2%
Management fees	—	—%	563	0.2%	750	0.3%
Operating income	21,045	7.9%	22,186	8.8%	10,916	4.4%
Net loss attributable to stockholders	(8,432)	(3.1)%	(12,723)	(5.1)%	(32,166)	(13.1)%

	Year Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
STANADYNE CORPORATION
Net sales	267,831	100.0%	251,459	100.0%	245,761	100.0%
Cost of goods sold	206,623	77.1%	182,682	72.6%	187,459	76.3%
Gross profit	61,208	22.9%	68,777	27.4%	58,302	23.7%
Selling, general and administrative expenses	37,111	13.9%	42,911	17.1%	43,584	17.7%
Amortization of intangibles	2,816	1.1%	2,816	1.1%	2,944	1.2%
Management fees	—	—%	563	0.2%	750	0.3%
Operating income	21,281	7.9%	22,487	8.9%	11,024	4.5%
Net (loss) income attributable to stockholder	(11,501)	(4.3)%	294	0.1%	(4,222)	(1.7)%
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
We are a leading designer and manufacturer of highly-engineered, precision manufactured engine components. We manufacture our own proprietary products including fuel pumps for gasoline and diesel engines, fuel injectors and fuel filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies.

Our business in 2013 continued to grow and respond to changes in the global markets for our products. New product development of high-pressure diesel and gasoline fuel system components, as well as diesel fuel filtration products, will provide the latest technology fuel systems to our customers. Robert Isaman was appointed the new President and Chief Executive Officer of Stanadyne and President of Holdings on September 30, 2013, replacing M. David Jones who retired from Stanadyne and Holdings. Mr. Isaman brings strong leadership, technical knowledge and extensive experience in various manufacturing industries, including heavy machinery, and in developing global specialty businesses.

Business conditions in the first half of 2013 slowly recovered from the lower levels of customer demand experienced in late 2012 that were influenced by economic recession in Europe, drought conditions in certain areas of the world and slowing economies in China and India. The year was highlighted by the first quarter launch of our high-pressure gasoline fuel pump sold to General

Motors ("GM"). This pump is part of GM's gasoline direct injection fuel system technology that powers their pick-up truck and sport-utility vehicles. Production of the pump for GM in our Jacksonville, North Carolina facility reached mature levels in the third quarter and sales of the pump for the year totaled $47.3 million.
Sales by Category
(dollars in millions)

	OEM Sales	%	Service Sales	%	Total Sales	%
Twelve months ended December 31, 2012	$125.2	49.8%	$126.3	50.2%	$251.5	100.0%
Twelve months ended December 31, 2013	148.5	55.4%	119.4	44.6%	267.8	100.0%
Change	$23.3	18.6%	$(6.9)	(5.5)%	$16.4	6.5%
Sales in 2013 grew to $267.8 million, reflecting an increase of $16.4 million or 6.5% when compared to sales in 2012. This increase was driven by sales of our new high pressure gasoline fuel pump to GM and higher demand for our fuel filter products, partially offset by continued sluggish demand for our diesel fuel pumps. Sales to the Original Equipment Manufacturers ("OEMs") increased by $23.3 million and 18.6%, primarily reflecting the successful launch of the GM gas pump business, partially offset by lower sales of diesel pump and injector products. Demand for our military-style pumps sold to General Engine Products ("GEP") for use on the HUMMWV totaled less than $2.0 million in 2013. Sales to the Service channels in 2013 decreased by 5.5% from 2012 levels, due entirely to $7.9 million lower sales to our distributor network, in part reflecting that $3.2 million of sales in 2012 represented past due orders that had accumulated in 2011 during our manufacturing reorganization.
Stanadyne's operating income in 2013 was $21.3 million and 7.9% of sales, representing a decrease of $1.2 million from 2012. This decrease resulted from $7.6 million lower gross profit in 2013, offset by $5.8 million in lower SG&A costs and $0.6 million lower management fees. Gross profit in 2013 was negatively impacted by $4.3 million of first-year manufacturing inefficiencies associated with the GM gas pump production launch and $2.9 million of accelerated depreciation expense in the first quarter of the year that related to consolidation of the remaining operations at the Company's Windsor, Connecticut site. The quarterly operating income trended favorably in 2013, and management has targeted specific areas of the business for further cost reductions in 2014.
Liquidity remained sufficient to fund operations and support new product development in 2013, with cash on hand as of December 31, 2013 totaling $2.3 million primarily in our international locations and availability under the U.S.-based revolving credit facility of $29.7 million. Stanadyne's cash flows from operations in 2013 decreased by $11.1 million compared to 2012, driven by higher working capital requirements during the year for increased accounts receivable and inventory in support of the growing gasoline pump business. To ensure sufficient liquidity during the new product launch, in February 2013, the Company amended the terms of the U.S. Revolver to increase the overall facility by $5.0 million and entered into a $25.0 million term loan agreement with Jefferies Finance, LLC.
However, the Company does not anticipate that current sources of cash will be sufficient to repay the $25.0 million of indebtedness under the Second-Lien Term Loan Agreement with Jefferies Finance LLC or the $160.0 million of indebtedness under the Senior Subordinated Notes scheduled to mature on June 30, 2014 and August 15, 2014, respectively, and accordingly is evaluating various options aimed at refinancing such amounts prior to their maturity. One such option includes refinancing these maturing obligations with a senior secured second lien term loan through certain funds and accounts managed or advised by Beach Point Capital Management LP (the "Lenders"), pursuant to a Commitment Letter entered into on February 12, 2014, under which the Lenders have committed to provide a $220.0 million senior secured second lien term loan (the “Loan”) to Stanadyne. This Loan may be drawn in the sole discretion of Stanadyne on or prior to April 30, 2014. As of the date of this filing, we have not yet drawn upon the Commitment Letter, and therefore have not completed this refinancing, because we are evaluating other strategic alternatives in order to address the maturing debt. While we believe that we will be able to address the debt obligations as they mature, there can be no assurance that we will be able to discharge the maturing obligations or complete the refinancing or that financing options available will be on favorable or acceptable terms. If the Company were unable to discharge, refinance or replace the maturing debt obligations, it would be in default under the terms of agreements governing that indebtedness, which would result in cross-defaults under its other outstanding indebtedness and would allow the lenders for both Holdings and Stanadyne to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of existing indebtedness. Such an acceleration would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne. Given the conditions and events described above and the current uncertainty relating to the refinancing or other strategic options, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern, and the accompanying Reports of Independent Registered Public Accounting Firm contain an explanatory paragraph describing the existence of substantial doubt about the Company's ability to continue as a going concern.

2013 COMPARED TO 2012
Net Sales. Net sales for 2013 totaled $267.8 million and were $16.4 million, and 6.5% more than sales of $251.5 million for 2012. A slow start to the year in the first quarter of 2013, when we experienced much lower demand from our customers in China, Europe and India due to sluggish economies in those regions, was followed by three quarters of year-over-year sales growth. Increasing demand from GM for our high pressure gasoline pump and growth in sales of our diesel fuel filtration products more than offset lower demand from some of our OEM customers.
Included in the 2013 sales was an unfavorable currency translation effect of 0.2%.

Sales by Customer
(dollars in millions)
	2013	2012	$ Change	% Change
OEM Sales	$148.5	$125.2	$23.3	18.6%
Service Sales	119.4	126.3	(6.9)	(5.5)%
Total Sales	$267.8	$251.5	$16.4	6.5%
OEM sales increased to 55.4% of our total sales in 2013 as compared to 49.8% in 2012. Growth in OEM sales was due entirely to $47.3 million of sales of our new high pressure gasoline pump to GM, partially offset by lower sales of our diesel fuel injection system products. Sales to our two largest diesel fuel system component customers, Deere and Cummins, were $20.9 million less in 2013 when compared to 2012, with almost half of this difference traceable to the first quarter. These lower sales reflected a combination of reduced demand this year for our products used in our customers' agriculture, construction, and forestry equipment, and utility tractors, as well as $5.8 million of OEM sales in 2012 for past due customer orders that accumulated in 2011 during our manufacturing reorganization. Sales to GEP were $5.2 million less in the first nine months of 2013 when compared to the same period in 2012, reflecting very low demand this year for diesel fuel pumps used to power the military HUMMWV.
Sales to the service markets decreased to 44.6% of our total sales in 2013 as compared to 50.2% in 2012. The $6.9 million decrease in our 2013 service sales was due entirely to $7.9 million lower sales our distributor network, in part reflecting $3.2 million of sales in 2012 represented past due orders that had accumulated in 2011 during our manufacturing reorganization.
Sales by major product line in 2013, when compared to 2012, reflected increases in sales of our new high pressure gasoline pump and an increase in sales of diesel fuel filters and fuel additives, partially offset by sales decreases in our diesel fuel pump, diesel fuel injector and Precision Components and Assembly (“PCA”) products lines.
Cost of Goods Sold and Gross Profit. Cost of goods sold totaled $206.6 million and 77.1% of net sales in 2013, compared to $182.7 million and 72.6% of net sales in 2012. Gross profit totaled $61.2 million and 22.9% of net sales in 2013 compared to $68.8 million and 27.4% of net sales in 2012. This $7.6 million decrease in gross profit was due to the following increases and decreases in 2013 cost of goods sold when compared to 2012:

Gross Profit
(-) Decrease (+) Increase
Decreases in gross profit -
Sales volume and market/product mix	-	$804
Manufacturing inefficiencies for gas pumps	-	$4,280
Accelerated Depreciation	-	$2,851
Higher depreciation expense	-	$1,001

Increases in gross profit -
Lower factory overhead expenses	+	$1,359

Although total sales were 6.5% higher in 2013 than in 2012, a shift in the composition of sales between years, from higher margin products especially in the service markets to lower margin OEM products resulted in an overall $0.8 million decrease in gross profit in 2013. The ramp-up in production of our high pressure gasoline pump in 2013 included manufacturing inefficiencies, primarily reflecting labor costs and scrap, that increased cost of goods sold by approximately $4.3 million. These higher production costs have been trending lower each quarter. Depreciation expense in 2013 was $3.9 million greater than in 2012 for two reasons.

First, in early 2013, the Company committed to a plan to consolidate the remaining operations on its Windsor, Connecticut campus by the end of the first quarter. This plan allowed the Company to vacate one of its buildings, resulting in a decrease in operating costs and a more efficient utilization of available space. The book value of the vacated building and the related building improvements was depreciated down to its salvage value, resulting in $2.9 million of additional depreciation expense in the first three months of 2013. The costs to maintain this idle facility totaled $0.8 million in 2013. Second, depreciation associated with new capital investments related to the high pressure gasoline pump placed into production in 2013 accounted for most of the additional $1.0 million of depreciation during the year.
These decreases in the year-over-year gross profit comparison were partially offset by a $1.4 million improvement in factory overhead costs. Factory overhead costs in 2013 when compared to 2012 were $0.7 million lower in our U.S. operations and $0.9 million lower in our India operations, reflecting cost reduction actions taken in response to the lower production requirements in our diesel fuel systems business in 2013. Factory overhead costs in 2013 were $0.2 million higher in our China operations when compared to 2012 primarily to support increased manufacturing levels for our diesel fuel injectors.
Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $37.1 million or 13.9% of net sales in 2013, as compared to $42.9 million or 17.1% of net sales in 2012. This $5.8 million decrease in SG&A costs in 2013 from 2012 was driven by savings in several areas of our business. In the fourth quarter 2012, we discontinued utilizing outside consulting services to assist us with establishing operational and management processes for the reorganized operations in the U.S., which decreased SG&A costs by $3.2 million in 2013 when compared to 2012. SG&A costs for premium transportation of products to our customers were also $1.0 million less in 2013 compared to 2012 when we incurred substantial amounts of premium freight costs to expedite past due orders to our customers. Research and development costs were $2.2 million lower in 2013, reflecting lower prototype hardware costs and increased customer funding for development programs, when compared to the same period in 2012.
Higher SG&A costs in some areas of our business partially offset these savings, most notably $0.3 million higher unrealized mark-to-market losses on foreign denominated liabilities in our international subsidiaries, driven primarily by erosion in the value of the Indian rupee, and $0.9 million of expense related to the retirement of our former CEO.
The Company incurred no management fees payable to Kohlberg & Company L.L.C. for management services provided in 2013 compared to $0.6 million in 2012. There were no fees charged to the Company by Kohlberg & Company L.L.C. for management services in 2013 due to the comparatively low levels of business.
Operating Income. Operating income for Stanadyne in 2013 totaled $21.3 million and 7.9% of net sales and was $1.2 million less than operating income of $22.5 million and 8.9% of net sales in 2012. This decrease in operating income was due to $7.6 million lower gross profit in 2013, driven primarily by $4.3 million manufacturing inefficiencies related to the launch of our gasoline fuel pump, as well as $2.9 million accelerated depreciation expense, $5.8 million in lower SG&A expense and $0.6 million in lower management fees. Operating income for Holdings in 2013 was $0.2 million less than for Stanadyne due to additional SG&A costs at Holdings.
Income tax expense (benefit). Income tax expense for Stanadyne in 2013 totaled $10.8 million and (975.2)% of pre-tax loss versus expense of $0.1 million and 4.3% of pre-tax income in 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to pre-tax (loss) income in 2013 and 2012. The difference in 2013 resulted primarily from the establishment of a valuation allowance against deferred tax assets in the U.S. as it was determined that it was more likely than not that deferred tax assets would not be realized based on recent losses incurred by Stanadyne. The difference in 2012 resulted primarily from the non-deductible changes to the SAPL debenture options, foreign taxes, and the profitability in the foreign jurisdictions where the related tax impact was offset by corresponding changes in the foreign valuation allowances.
Income tax benefit for Holdings in 2013 was $5.0 million and 36.3% of pre-tax loss versus an income tax expense of $0.5 million and (4.8)% of pre-tax loss in 2012. The effective income tax rates differed from the amount computed by applying the U.S. statutory rate of 35% to the pre-tax loss in 2013 and 2012. The difference in 2013 resulted primarily from changes to the valuation allowances as well as non-deductible interest expense. The difference in 2012 resulted primarily from changes to the valuation allowances, non-deductible changes to the SAPL debenture options and non-deductible interest expense at Holdings.
Net (Loss) Income. Net loss for Stanadyne in 2013 totaled $11.5 million or (4.3)% of net sales as compared to net income in 2012 of $0.3 million or 0.1% of net sales. This $11.8 million decrease in net income was due to $1.2 million of lower operating income, $3.4 million of higher interest expense on higher levels of debt, $10.7 million of higher income tax expense, offset by $1.9 million of income related to the revaluation of a derivative instrument and receipt of Indian export credits and $1.6 million of lower income attributable to the non-controlling interest in Stanadyne Amalgamations Private Limited (“SAPL”).
Net loss for Holdings in 2013 was $3.1 million less than Stanadyne's reported net income due to $12.5 million of additional net interest expense on Holdings’ senior discount notes and $0.2 million of additional SG&A expenses at Holdings, offset by $15.8 million of income tax expense compared to Stanadyne.

2012 COMPARED TO 2011
Net Sales. Net sales for 2012 totaled $251.5 million and were $5.7 million, and 2.3% more than sales of $245.8 million for 2011. Included in the 2012 sales was an unfavorable currency translation effect of l.7%. Customer demand for our OEM and service products in the first half of 2012 remained strong, while production constraints related to the reorganization of our rotary pump and fuel injector manufacturing operations in 2011 were resolved in the first half of 2012. Demand from our OEM's in Europe, India and China began to weaken in the second half of 2012, due to decreasing economic activity in those regions, as well as drought conditions that reduced service customer demand for our agricultural related products.

Sales by Customer
(dollars in millions)
	2012	2011	$ Change	% Change
OEM Sales	$125.2	$135.7	$(10.5)	(7.7)%
Service Sales	126.3	110.1	16.2	14.7%
Total Sales	$251.5	$245.8	$5.7	2.3%
OEM sales decreased to 49.8% of our total sales in 2012 as compared to 55.2% in 2011. The decrease in our 2012 OEM business was primarily driven by lower demand in the second half of the year. Sales to our primarily European OEM customers, including AGCO SISU POWER (“SISU”), Perkins Engines Co. Ltd. (“Perkins”), Lombardini SRL, Iveco S.p.A., Case New Holland and J C Bamford Excavators Ltd. were collectively $5.3 million lower in 2012 as compared to the prior year, again reflecting the slower economic conditions in that region. Our OEM sales to Ford were also $6.5 million lower in 2012 as compared to 2011, due to the anticipated roll-off of an OE filter program late in 2011. One notable exception to the lower OEM activity in 2012 was increased demand from Deere for products used in their agriculture, construction and forestry equipment as well as utility tractors, resulting in $4.4 million higher sales in 2012 than the prior year.
Sales to the service markets increased to 50.2% of our total sales in 2012 as compared to 44.8% in 2011. The $16.2 million increase in our 2012 service sales reflected increased demand primarily for fuel pump components and fuel injectors, as well as shipments for past due orders that originated in 2011. Service sales to Deere and our independent distribution network were $14.5 million higher in 2012 when compared to 2011.
Sales by major product line in 2012, when compared to 2011, were higher for fuel pumps and fuel injectors and lower for PCA products and filtration products. Higher sales of fuel pumps and injectors in 2012 included past due customer orders originating in 2011.
Cost of Goods Sold and Gross Profit. Cost of goods sold totaled $182.7 million and 72.6% of net sales in 2012, compared to $187.5 million and 76.3% of net sales in 2011. Gross profit totaled $68.8 million and 27.4% of net sales in 2012 compared to $58.3 million and 23.7% of net sales in 2011. This $10.5 million increase in gross profit was due to the following increases and decreases in 2012 cost of goods sold when compared to 2011:

Gross Profit
(+) Increase (-) Decrease
Increases in gross profit -
Higher sales volume and market/product mix	+	$7.3
Overhead cost reductions in U.S. operations	+	$5.7

Decreases in gross profit -
Higher factory overhead expenses in non-U.S. operations	-	$2.4
Higher depreciation expense	-	$0.1
Approximately $7.3 million of the increase in gross profit in 2012 was due to higher year-over-year sales volumes from our operations in the U.S., China, and India, as well as a more favorable mix of OEM and service parts sold in 2012.

Factory overhead in our U.S. operations decreased $5.7 million in 2012 when compared to 2011. This change reflected improved manufacturing efficiencies in 2012 and lower costs for labor, utilities, building maintenance and operating supplies resulting from the plant reorganization activities concluded in 2011. These lower costs also required an adjustment to our 2012 LIFO inventory value resulting in $0.8 million of income when compared to $2.2 million of LIFO expense in 2011.

Cost of goods sold in our non-U.S. operations increased in 2012 by $2.4 million when compared to 2011 due primarily to added costs to support the continued ramp up of production in our India operation for rotary pump manufacture and in our China operation for fuel injector manufacture. Both locations reached full production capabilities during 2012; however, lower customer demand limited production output.
Depreciation expense was $0.1 million higher in 2012 as compared to 2011 due to additional depreciation of equipment acquired to increase manufacturing capacity in India.
Selling, General and Administrative Expenses (“SG&A”). SG&A totaled $42.9 million or 17.1% of net sales in 2012, as compared to $43.6 million or 17.7% of net sales in 2011. This $0.7 million decrease in SG&A costs in 2012 from 2011 was driven by savings in the following areas of our business.

•
A $3.2 million reduction in costs incurred in 2011 to reorganize our global manufacturing operations. These costs reflected the amounts paid for equipment relocation, training and salaries related to management of the reorganization process. We continued to temporarily utilize outside consulting services in 2012 to assist with establishing operational and management processes for the reorganized operations in the U.S. These services were discontinued in the fourth quarter of 2012.

•	SG&A costs in 2012 were also $0.7 million lower than 2011 due to reductions in premium transportation cost for products sold to our customers, which had been delayed.

•	Other SG&A costs and expenses were $0.7 million less in 2012 as compared to 2011 due to several austerity measures targeted to reduce spending during the year.
Higher SG&A costs in the following areas of our business partially offset these savings.

•
Research and development costs in 2012 increased $1.6 million from 2011, reflecting the added costs to develop the Company's high pressure gasoline and diesel common rail fuel systems; however, customer funding for development programs was only $0.1 million higher in 2012 compared to customer funding received in 2011.

•
Growth in our operations drove a $2.0 million increase in salaries and benefits in 2012. Additionally, a downturn in customer demand during the second half of the year required workforce reductions in our global operations that resulted in $0.3 million of severance costs.

Amortization of intangible assets totaled $2.8 million in 2012 and $2.9 million in 2011. This reduction in 2012 amortization expense was due to certain intangible assets becoming fully amortized in 2011.
The Company incurred management fees of $0.6 and $0.8 in 2012 and 2011, respectively, payable to Kohlberg & Company L.L.C. for management services provided.
Operating Income. Operating income for Stanadyne in 2012 totaled $22.5 million and 8.9% of net sales and was $11.5 million more than operating income of $11.0 million and 4.5% of net sales in 2011. This increase in operating income was due to $10.5 million higher gross profit in 2012 driven primarily by higher sales volume and favorable product mix, as well as reductions in overhead costs, $0.7 million in lower SG&A expense, $0.1 million lower amortization expense and $0.2 million in lower management fees. Operating income for Holdings in 2012 was $0.3 million less than for Stanadyne due to additional SG&A costs at Holdings.
Income tax expense (benefit). Income tax expense for Stanadyne in 2012 totaled $0.1 million and 4.3% of pre-tax income versus a benefit of $4.3 million and 48.3% of pre-tax loss in 2011. In 2012 and 2011, the valuation allowance previously established on foreign deferred tax assets was partially released due to current utilization of the net operating loss carry forwards resulting in tax benefits of $1.1 million and $1.4 million in each year, respectively. Also, the income tax rates applied to income earned in foreign jurisdictions differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income in 2012 and 2011. Further, in 2012, the adjustment to the value of the SAPL options is not deductible for income tax purposes.
Income tax expense for Holdings in 2012 was $0.5 million and (4.8)% of pre-tax loss versus an income tax expense of $11.3 million and (53.4)% of pre-tax loss in 2011. In 2011, Holdings established a full valuation allowance of $17.6 million against its U.S. deferred income tax assets as it was determined that it is more likely than not that these deferred tax assets would not be realized. Factors considered in this determination included losses in recent periods. In 2012, valuation allowances increased by $2.9 million related to results from operations. Also, the income tax rates applied to income earned in foreign jurisdictions differ from the amount computed by applying the U.S. statutory rate of 35% to pre-tax income in 2012 and 2011. Further, the adjustment to the value of the SAPL options and a percentage of Holdings interest expense are not deductible for income tax purposes.
Net Income (Loss). Net income for Stanadyne in 2012 totaled $0.3 million or 0.1% of net sales as compared to net loss in 2011 of $4.2 million or (1.7)% of net sales. This $4.5 million increase in net income was due to $11.5 million of higher operating income offset by $0.6 million of expenses related to the revaluation of a derivative instrument, $0.4 million of higher interest expense on higher levels of debt, $4.3 million of lower income tax benefits, and $1.6 million of higher income attributable to the non-controlling interest in Stanadyne Amalgamations Private Limited (“SAPL”).
Net loss for Holdings in 2012 was $13.0 million more than Stanadyne's reported net income due to $12.3 million of additional net interest expense on Holdings’ senior discount notes, $0.5 million less in income tax benefits compared to Stanadyne and $0.3 million of additional SG&A expenses at Holdings.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents on hand primarily in our international locations, which totaled $2.3 million on December 31, 2013, and cash flows from operations, supplemented as needed by our short-term financing arrangements described below. Cash equivalents as of December 31, 2013 consisted of commercial paper and certificates of deposit.
Our revolving credit agreement (“U.S. Revolver”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) provides for borrowings based on Availability of eligible collateral, as defined, and is secured by all Stanadyne and SIHC U.S.-based assets, a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and Stanadyne Changshu Corp. (“SCC”), as well as a $20.8 million guarantee (the "Guaranteed Facility") from the investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. that are the primary equity holders of Holdings are the guarantors of the Guaranteed Facility. There were five amendments to the U.S. Revolver and related facilities between 2011 and February 2013 as described below.

1.
On March 25, 2011, the Company and Wells Fargo amended the U.S. Revolver to provide for terms and conditions that reflected current market offerings for similar asset-based lending arrangements. The effect of this amendment reduced the cost of borrowing, increased the amount of eligible collateral and extended the term of the U.S. Revolver by one year to August 13, 2014.

2.
On September 26, 2011, the Company and Wells Fargo amended the U.S. Revolver to increase the maximum amount available under the agreement from $30.0 million to $35.0 million, based on an increase in the EXIM guaranteed sub-facility from $10.0 million to $15.0 million.

3.
On December 16, 2011, the Company and Wells Fargo amended the U.S. Revolver to increase the maximum amount available under the agreement from $35.0 million to $55.8 million by adding a Guaranteed Facility for $20.8 million, and changed the expiration date for the U.S. Revolver to April 30, 2014 from August 13, 2014.

4.
On March 28, 2012, the Company and Wells Fargo amended the U.S. Revolver to allow the Company to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice. Such actions would be taken at the direction of Kohlberg in the event equity infusions are made to Holdings.

5.
On February 13, 2013, the U.S. Revolver was amended to increase the maximum revolver by $5 million, increase interest rates and modify certain clauses within the inventory sub facility to add an inventory block and within the accounts receivable facility to increase the eligible collateral and to update customer concentration limits.

There was $17.2 million outstanding under the U.S. Revolver as of December 31, 2013, with additional Availability of $29.7 million, based on eligible collateral and after considering $3.2 million used for standby letters of credit and other limitations related to inventory and accounts receivable. The U.S. Revolver matures on April 30, 2014 and the Company is actively engaged in activities that would include the renewal or replacement of this expiring credit facility, but as of the the date of this filing, has not secured a renewal or replacement.
Stanadyne is required to provide annual audited financial statements to Wells Fargo within 105 days of year end without any qualifications, including going concern qualifications. The accompanying Reports of Independent Registered Public Accounting Firm contain an explanatory paragraph describing the existence of substantial doubt about the Company's ability to continue as a going concern and therefore Stanadyne entered into an agreement with Wells Fargo dated March 27, 2014, stipulating that the going concern qualification shall not constitute an event of default, as it pertains to the U.S. Revolver, the Second-Lien Term Loan Agreement with Jefferies Finance LLC and the Senior Subordinated Notes.
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
We also occasionally utilize capital leasing and, for our foreign operations in China, Italy and India, maintain a combination of overdraft, bankers acceptance, working capital and term loan facilities with local financial institutions on an as-needed basis.
Indebtedness for Stanadyne as of December 31, 2013 totaled $218.6 million and was comprised of $160.0 million of Notes, $25.0 million under the Second Lien term Loan Agreement, $10.5 million in foreign overdraft and revolving credit facilities, $17.2 million borrowed under the U.S. Revolver, $1.1 million of SAPL debentures and $4.8 million in foreign term loans. The U.S. Revolver is not subject to financial covenants unless the availability of funds is less than $4.0 million, when it is then subject to a ratio of earnings to fixed charges ratio covenant of 1.1 to 1.0.
Indebtedness for Holdings as of December 31, 2013 totaled $324.6 million, was comprised of the same debt balances for Stanadyne, plus an additional $100.0 million of Discount Notes and $6.0 million of Convertible Notes. The Discount Notes accreted to their full face value in August 2009. The 12% coupon is payable semi-annually and payments have been made in February and August each year utilizing the proceeds of $6.0 million of dividends received in the first and third quarters of 2012 and the first quarter of 2013. These dividends were in compliance with the terms of the U.S. Revolver and the indenture governing the Notes. The semi-annual coupon paid on August 15, 2013 was completed utilizing the proceeds of $6.0 million of Convertible Notes (as described below).
On August 14, 2013, and February 14, 2014, Holdings and Kohlberg entered into Convertible Subordinated Note (the "Notes") agreements providing for term loans in an aggregate principal amount of $6.0 million each, for a total of $12.0 million. The Notes carry 5-year terms with an interest rate of 12.0% per annum payable in semi-annual installments in arrears commencing in February 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. They are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value.
In conjunction with issuance of the Notes, on August 14, 2013 and February 14, 2014, the Guaranteed Facility was reduced to $15.8 million and $10.8 million, respectively, reducing the maximum borrowings under the revolver to $55.8 million at December 31, 2013, and $50.8 million at February 14, 2014.
Holdings and Stanadyne are both highly leveraged with total debt of $324.6 million and $218.6 million, respectively, outstanding at December 31, 2013. Stanadyne has $218.6 million of short-term debt, including $17.2 million outstanding under the U.S. Revolver which matures on April 30, 2014, $25.0 million under a Term Loan agreement which matures June 30, 2014 and $160.0 million of indebtedness which matures on August 15, 2014. In addition, Holdings has $100.0 million of indebtedness which matures on February 15, 2015. The Company does not anticipate that current sources of cash will be sufficient to repay the debt obligations scheduled to mature beginning on April 30, 2014 and, accordingly, intends to refinance such amounts prior to their maturity in order to maintain sufficient resources for its operations.
Accordingly, on February 12, 2014, Stanadyne entered into a Commitment Letter (the “Commitment Letter”) with certain funds and accounts managed or advised by Beach Point Capital Management LP (collectively, the “Lenders”) pursuant to which the Lenders have committed, subject to the terms and conditions specified in the Commitment Letter, to provide a $220.0 million senior secured second lien term loan (the “Loan”) to Stanadyne, maturing on the fifth anniversary of closing. The Loan may be drawn in the sole discretion of Stanadyne on or prior to April 30, 2014. As of the date of this filing, Stanadyne has not yet drawn upon the Commitment Letter, and therefore has not completed this refinancing.
The obligation of the Lenders to make the Loan is subject to a number of conditions, including: (i) Stanadyne shall repay in full all outstanding amounts under (a) the Second Lien Term Loan Agreement and (b) Stanadyne’s 10.00% Senior Subordinated Notes due 2014 issued under an Indenture dated as of August 6, 2004; (ii) Stanadyne shall refinance or amend the agreement for the U.S. Revolver and reduce commitments thereunder to an aggregate amount no greater than $35.0 million; (iii) the execution and delivery by Stanadyne of definitive documentation with respect to the Loan consistent with the Commitment Letter; (iv) delivery of customary closing documents, including Stanadyne financial statements, legal opinions, solvency opinion, collateral perfection documents and an officer’s certificate providing a bring-down in all material respects of customary representations made in the

Commitment Letter and; (v) the satisfaction of certain other customary closing conditions, including, but not limited to, the absence of any material adverse changes in Stanadyne since December 31, 2012.
The Lenders may terminate their commitment under the Commitment Letter if Stanadyne incurs a material breach under the Commitment Letter and the Lenders, in their reasonable discretion, determine that the breach has not been cured or a material adverse change in Stanadyne occurs. The commitment of the Lenders under the Commitment Letter will automatically expire on April 30, 2014.
Stanadyne will be obligated to pay to the Lenders a fee equal to between 2% and 4% of the Loan at the closing or upon the termination of the commitments of the Lenders under the Commitment Letter.
The Company is also pursuing additional refinancing alternatives.
The Company can provide no assurance that it will be able to complete any refinancing. If the Company were unable to refinance or replace the maturing debt obligations, it would be in default under the terms of agreements governing that indebtedness, which would result in cross-defaults under its other outstanding indebtedness and would allow the lenders for both Holdings and Stanadyne to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of existing indebtedness. Such an acceleration would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne.
Our financial position, results of operations and cash flows have been and may continue to be adversely affected by economic recession in global areas where we do business, significant volatility in the worldwide capital, credit and commodities markets, concerns about inflation, lower corporate profits and increased capital spending. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years. Stanadyne incurred a net loss and negative cash flows from operations in 2011 and 2013. Holdings and Stanadyne are both highly leveraged with total debt of $324.6 million and $218.6 million, respectively, outstanding at December 31, 2013. Holdings relies on dividends paid by Stanadyne to SIHC which are in turn paid to Holdings to make semi-annual interest payments on the Discount Notes. Failure to make these interest payments would result in an event of default under the terms of the Discount Notes. Kohlberg has advised Holdings that it will provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments that will come due during the next twelve months. Such assistance was provided by Kohlberg to Holdings in the form of $6.0 million in Convertible Notes issued in August, 2013 and an additional $6.0 million in Convertible Notes issued in February, 2014.
Cash Flows From Operating Activities
- 2013 compared to 2012
Stanadyne’s cash flows from operating activities in 2013 were negative $0.4 million as compared to positive $10.7 million in 2012. Higher cash requirements for working capital accounts combined with operating losses resulted in $11.1 million less cash from operating activities in 2013 versus 2012.
Changes in asset and liability accounts, primarily working capital accounts, consumed $13.0 million more cash in 2013 than in 2012. The significant changes to our working capital accounts were as follows:

•
Cash flows from changes in accounts receivable used $17.0 million more cash in 2013 than in 2012. These higher levels of accounts receivable reflected growth in our gasoline pump business with GM, as well as some slower payments from our customers in Europe and India. The average days sales outstanding improved from 61.9 days at the end of 2012 to 58.3 days at the end of 2013. Stanadyne continues to carefully manage customer credit and collections activities. There were no significant credit risks in our customer accounts receivable at the end of 2013.

•
Cash inflows from changes in inventory balances required $2.4 million more cash in 2013 than in 2012. Inventory increased by $1.0 million in 2013 as compared to a $1.3 million reduction inventory in 2012. Inventory levels increased in our U.S. operations by only $1.1 million in 2013, as we were able to offset much of the higher inventory needed to support the growing production requirements in the U.S. operations for our high pressure gasoline pumps for GM with inventory reductions in our diesel products business. Cash flows from changes in inventory levels in our international operations in China, India and Italy in 2013 required $2.9 million less cash than required in the same period in 2012, again commensurate with the lower business levels in those regions in 2013. Inventory turnover for Stanadyne improved from 5.9x in 2012 to 6.7x in 2013. Although the inventory levels were better managed in 2013, management believes that additional improvements can be realized in 2014.

•
Cash inflows from changes in other current asset accounts used $3.0 million more cash in 2013 than in 2012. This change primarily reflected the difference between $2.1 million in federal income tax refunds received in 2012 and $1.1 million in tax payments to the India government in 2013 required to change the form of business for SAPL from an export oriented entity to one focused on domestic markets.

•
Cash outflows from changes in accounts payable balances provided $12.4 million more cash in 2013 than in 2012. Accounts payable balances increased by $7.3 million in 2013 versus a $5.2 million decrease in accounts payable balances in 2012. The increase in 2013 accounts payable balances was driven primarily by the higher value for purchased materials related to the production ramp-up in our gasoline pump program.

•
Cash flows from changes in all other asset and liability accounts provided $3.1 million more cash in 2013 than in 2012. This difference was due primarily to the net change of lower accruals in 2012 as well as a $0.7 million return of cash to Holdings in 2013, representing the amounts paid in prior years for stock options exercised by former employees, which was held by Stanadyne.

Cash flows from operating activities for Holdings were $11.3 million less in 2013 than the amount reported for Stanadyne which was due to $12.0 million of interest payments made for the Discount Notes reduced by $0.7 million of cash returned by Stanadyne to Holdings related to amounts for prior year Holdings' stock option exercises.
- 2012 compared to 2011
Stanadyne’s cash flows from operating activities in 2012 were $10.7 million as compared to negative $6.9 million in 2011.
The $17.5 million increase in Stanadyne's annual cash flow from operations was due primarily to a $6.1 million increase in net income from 2011 to 2012, an $8.2 million increase in cash flows from changes in asset and liability accounts, and an increase of $3.2 million in non-cash and other charges, most notably deferred taxes.
Changes in asset and liability accounts, primarily working capital accounts, affecting our 2012 cash flows from operating activities included the following:

•
Cash inflows from changes in accounts receivable were $3.8 million better in 2012, as customer receivables decreased proportionately with the declining levels of sales in the latter half of 2012 as compared to increasing sales in the latter half of 2011. Shorter payment terms from our U.S. customers in 2012 also contributed to the favorable year-over-year cash flow change. However, the average days sales outstanding for our accounts receivable increased to 61.9 days at the end of 2012 from 55.9 at the end of 2011 as a result of slower payments from our customers in Europe and India. There were no significant credit risks in our customer accounts receivable at the end of 2012.

•
Cash inflows from changes in inventory balances were $10.5 million more in 2012 than in 2011. Inventory turnover for Stanadyne improved from 5.1x in 2011 to 5.9x in 2012. Following inventory increases of $9.2 million in 2011 that were related to the reorganization of our manufacturing activities, inventory decreased by $1.3 million in 2012. Manufacturing efficiencies steadily improved in our U.S.-based operations during 2012, leading to $4.4 million reduction in inventory levels by the end of the year, as compared to the $3.6 million increase in inventory during 2011. Lower sales in 2012 drove inventory levels in our Italy-based operations lower by $0.5 million, reflecting a $2.1 million improvement from the period of inventory growth in 2011. There were only minor changes in the year-over-year comparison of cash flows from changes in inventory levels in our India and China-based operations.

•
Cash inflows from changes in other current asset accounts provided $2.1 million more cash in 2012 than in 2011, due primarily to $2.1 million of federal income tax refunds received in the fourth quarter of 2012.

•
Cash outflows from changes in accounts payable balances consumed $12.0 million more cash in 2012 than in 2011. Accounts payable balances decreased by $5.2 million in 2012, reflecting lower business levels in the last few months of the year. Accounts payable balances increased by $6.8 million in 2011, reflecting a higher value for purchased materials resulting from the outsourcing of components previously manufactured in our Windsor, Connecticut facility and extended payment terms to some of our supply base.

•
Cash flows from changes in all other asset and liability accounts provided $3.7 million more cash in 2012 than in 2011. This difference was due primarily to differences in timing of disbursements between the two periods, including a $3.0 million amount paid in 2011 for performance bonuses accrued in the prior year.

Cash flows from operating activities for Holdings were $12.0 million less in 2012 than the amount reported for Stanadyne which was due to $12.0 million of interest payments made in 2012 for Holding’s $100.0 million Discount Notes.
Cash Flows From Investing Activities.
Cash used in investing activities in 2013, 2012 and 2011, totaled $15.2 million, $11.9 million and $5.3 million, respectively, primarily reflecting our investment in capital equipment in each of those years.

Capital expenditures in all three years reflected investments in equipment to launch new programs, increase capacity, reduce costs, and improve quality, safety and ergonomics.
Capital expenditures in 2013 included an additional $8.0 million for equipment needed to increase production capacity for the high pressure gasoline pump for GM. Capital expenditures to support the existing gasoline pump program in the U.S. are essentially complete. Capital expenditures in 2013 also included investments in equipment necessary to produce diesel common rail fuel pumps in our China operation starting in 2014.
Capital expenditures of approximately $8.8 million in 2012 were for production equipment and facility improvements to support the 2013 production launch of our new high pressure gasoline fuel pump manufactured in our Jacksonville, North Carolina facility.
Capital expenditures of $1.3 million in 2011 represented capital expenditures for equipment and leasehold improvements for the expansion of our manufacturing operations in India. The expanded operations in India support the manufacture of diesel fuel pumps for local customers and components for our assembly plants in the U.S. The balance of the capital expenditures in 2011 reflected necessary investments in equipment to support our global operations in the U.S., China, and Italy.
Cash Flows From Financing Activities.
- 2013 compared to 2012
Stanadyne’s cash flows from financing activities provided cash of $14.1 million in 2013, and consumed cash of $1.7 million and $2.8 million in 2012 and 2011, respectively.
Cash flows from financing activities in our U.S. operations in 2013 included $25.0 million of proceeds from a term loan with Jefferies, $3.9 million of net cash payments against the U.S. Revolver, $1.6 million of debt origination costs, $5.3 million of dividends paid to SIHC, and $0.6 million of payments against capital lease obligations.
Cash flows from financing activities in SAPL in 2013 provided $1.8 million of net cash proceeds from revolving loans and consumed $0.5 million in net payments against term loan commitments. Payments against capital lease obligations totaled $0.1 million. Cash flows from financing activities in SpA included $0.3 million net cash proceeds provided by overdraft borrowings used to finance working capital requirements and $0.3 million in payments against capital lease obligations. Cash flows from financing activities in SCC included $0.4 million of cash payments on revolving loans and $0.1 million in payments against capital lease obligations.
Cash flows from financing activities for Holdings in 2013 included the amounts reported for Stanadyne less the dividends paid by Stanadyne, offset by proceeds from the Convertible Subordinated Note.
- 2012 compared to 2011
Stanadyne’s cash flows from financing activities provided cash of $1.7 million in 2012, and consumed $2.8 million and $1.6 million in 2011 and 2010, respectively.
Cash flows from financing activities in our U.S. operations in 2012 provided $1.0 million: $13.1 million net borrowings under the U.S. Revolver, offset by $12.0 million dividends paid and $0.1 million of payments of capital lease obligations.
Cash flows from financing activities in SAPL during 2012 included cash proceeds of $1.9 million net proceeds from increases in term loan and overdraft facilities, partially offset by payments of capital lease obligations totaling $0.1 million. Cash flows from financing activities in SpA included $0.3 million cash consumed to reduce overdraft borrowings and payments of capital lease obligations of $0.4 million. Cash flows from financing activities in SCC included a $0.1 million increase in overdraft borrowings and a decrease of $0.5 million in outstanding Bankers Acceptances used to finance working capital requirements.
Pension Plans.
We maintain a qualified defined benefit pension plan (the “Pension Plan”), which covers substantially all domestic hourly and salary employees and an unfunded nonqualified plan to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Pension Plan. Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits accrued after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors continue unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the Supplemental Retirement Benefit Plan is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the Supplemental Retirement Benefit Plan.

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plan’s investment allocation, and peer comparisons. Stanadyne, with input from the Pension Plan investment adviser, selected an 8.0% expected return assumption which was used for determination of 2013 net periodic pension expense. The investment adviser analyzed actual historical returns and future expected returns of asset class benchmarks appropriate to the Pension Plan’s target investment allocation. The analysis also reflected asset return premiums anticipated as a result of active portfolio management, as appropriate for each benchmark asset class. Based on these considerations, Stanadyne used an expected long-term rate of return assumption of 7.75% for 2013 and 8.0% for 2012. Since the expected return on assets assumption is long-term in nature, changes in this assumption are made less frequently than changes in the discount rate assumption.
The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. A discount rate of 4.90 % established for December 31, 2013 reflects an increase of 1.00% from the 3.90% rate used at December 31, 2012. The discount rate selected is consistent with the market yields on high quality fixed income securities between December 31, 2012 and December 31, 2013. We use a weighted-average of the Moody’s Baa and Aaa rates as a key reference point for discount rate selection. In selecting the discount rate assumption for 2013, we also utilize the results of a cash flow model based on the AON Hewitt's AA Above Media yield curve (which is the AON Hewitt curve most consistent with the Towers Watson RATE:Link model used for 2012). Under this approach, we discounted the expected future benefit payments under the Company’s Pension Plan using the discount curve, and solved for the single discount rate that would produce the same present value.
The value of invested Pension Plan assets grew to $105.3 million at December 31, 2013, representing an increase of $14.7 million from the $90.6 million value at December 31, 2012. The Company contributed $4.5 million to the Pension Plan in 2013.
The value of invested Pension Plan assets grew to $90.6 million at December 31, 2012, representing an increase of $11.5 million from the $79.1 million value at December 31, 2011. The Company contributed $5.0 million to the Pension Plan in 2012.
During 2013, the unfunded liability for the combined Pension Plan and non-qualified plan decreased by $23.0 million from the prior year to $20.8 million as of December 31, 2013. An increase in the discount rates for the Pension Plan from 3.90% to 4.90% and for the non-qualified plan from 3.60% to 4.60% resulted in a $15.7 million decrease to the combined liability that was further reduced by positive returns on invested assets.
During 2012, the unfunded liability for the combined Pension Plan and non-qualified plan increased by $1.4 million from the prior year to $43.8 million as of December 31, 2012. Reduction in the discount rates for the Pension Plan from 4.75% to 3.90% and for the non-qualified plan from 4.25% to 3.60% resulted in a $12.8 million increase to the combined liability that was partially offset by positive returns on invested assets.
OFF-BALANCE SHEET OBLIGATIONS
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of December 31, 2013, the Company had the following obligations and commitments:

	Payments Due By Period
	(dollars in thousands)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$3,900	$901	$1,391	$1,180	$428
Capital Leases	3,417	1,116	1,636	665	—
Senior Subordinated Debt	160,000	160,000	—	—	—
Interest on Senior Subordinated Debt	9,956	9,956	—	—	—
Other Debt	58,613	54,498	3,744	371	—
Interest on Other Debt	3,432	2,951	459	22
Purchase Obligations (1)	957	957	—	—	—
Other Long-Term Liabilities (2)	15,019	7,049	2,067	1,087	4,816
Total – Stanadyne	255,294	237,428	9,297	3,325	5,244
Unsecured Notes	106,000	—	100,000	6,000	—
Interest on Unsecured Notes	16,797	12,720	2,907	1,170	—
Total – Holdings	$378,091	$250,148	$112,204	$10,495	$5,244

(1)
Consists of obligations for capital purchases of plant improvements, machinery and equipment. Not included in these amounts are routine trade commitments the Company enters into with its suppliers for the purchase of raw materials and other goods and services under customary purchase order terms. The Company is unable to determine the aggregate value of these purchase orders and does not have any material agreements for purchases that exceed expected requirements to satisfy customer demand.

(2)
Consists of estimated benefit payments over the next ten years to retirees under an unfunded domestic nonqualified pension plan, the 2014 minimum pension contribution for the Stanadyne pension plan, an uncertain income tax position and, with respect to the Italian subsidiary, an unfunded leaving indemnity liability.

CRITICAL ACCOUNTING POLICIES
We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The issues involving significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include:  product warranty reserves, inventory valuation adjustments for excess or obsolescence, impairment of long-lived assets, goodwill and other intangible assets, pension and postretirement benefit liabilities, self-insurance reserves and determination of income tax balances including valuation allowances.
Product Warranty Reserves. The Company provides an accrual for the estimated future warranty costs of its products at the time the sale is recognized. These costs are based upon analyses of historical experience of product returns and the related cost.
Inventory Valuation Adjustments. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2013 and 2012, inventories valued at LIFO represented $25.8 million and $24.7 million of total inventories, respectively. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that was greater than the FIFO value through December 31, 2013. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of the reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 6). The fair value of our reporting unit with goodwill was determined to be substantially in excess of its carrying value.

Pension and Other Postretirement Benefit Liabilities. The Company amortizes unrecognized gains and losses exceeding 10% of the accumulated benefit obligation for the pension plans and for the health and life insurance benefits over the average remaining service period of the plan participants. This period approximates the period during which the benefits are earned. This amortization method of postretirement benefit obligations distributes gains and losses over the benefit period of the participants, thereby minimizing any volatility caused by actuarial gains and losses.
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
Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Stanadyne is included in the consolidated federal income tax return filed by Holdings. In accordance with its historical tax accounting policy, taxes for Stanadyne are recorded as if they had been calculated on a separate company basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts and are measured at the current enacted tax rates. A valuation allowance is assessed and recorded when realization of the deferred tax asset is not more likely than not. A valuation allowance is assessed for Stanadyne on the basis of its projected separate return results and is recorded when realization of deferred tax assets is not more likely than not.

NEW ACCOUNTING STANDARDS
Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to provide information about the reclassified amounts by component. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. This ASU did not have a material impact on our financial statements or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks including changes in interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.
Interest Rate Risk. The carrying values of the Company’s revolving credit lines and term loans approximate fair value. The revolving credit line in the U.S. is priced based on 90-day LIBOR. The revolving credit and terms loans in the international operations are priced based on prevailing market rates that are adjusted every one to twelve months. A 10% change in the interest rate on the revolving credit lines and term loans would have increased or decreased the 2013 interest expense by $0.2 million. The Notes and Discount Notes bear interest at a fixed rate and, therefore, are not sensitive to interest rate fluctuation. The fair value of the Notes based on bid prices at December 31, 2013 was $157.2 million. The fair value of Holdings’ Discount Notes based on bid prices at December 31, 2013 was $62.3 million.
Foreign Currency Risk. The Company has operating subsidiaries in China, Italy, and India and therefore is exposed to changes in foreign currency exchange rates. Changes in exchange rates may positively or negatively affect the Company’s sales, gross margins, and accumulated deficit. However, historically, these locations have contributed less than 20% of the Company’s net sales and accumulated deficit, with most of these sales attributable to the Italian subsidiary. The Company also sells its products from the United States to foreign customers for payment in foreign currencies as well as U.S. dollars. Foreign currency exchange losses totaled $0.8 million and $0.5 million in 2013 and 2012, respectively. The Company does not hedge against foreign currency risk.
Commodity Price Risk. Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. Although some of our commercial agreements allow us to pass on certain unusual increases in component and raw material costs to our customers in limited situations, we may not be fully compensated for such increased costs. To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, and freight.
We generally do not employ forward contract or other financial instruments to hedge commodity price or other price risks, although we continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials, components, or sub-assemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Stanadyne Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Stanadyne Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant amount of outstanding debt maturing in the next twelve months that raises substantial doubt regarding its ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 31, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of Stanadyne Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows present fairly, in all material respects, the financial position of Stanadyne Corporation and its subsidiaries (“Stanadyne”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Stanadyne’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Stanadyne will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Stanadyne has a significant amount of outstanding debt maturing in the next twelve months that raises substantial doubt regarding its ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 31, 2014

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,313	$2,907
Accounts receivable, net of allowance for uncollectible accounts of $220 and $258 as of December 31, 2013 and 2012, respectively	47,718	32,688
Inventories, net	40,758	40,203
Prepaid expenses and other assets	4,949	3,366
Deferred income taxes	161	—
Total current assets	95,899	79,164
Property, plant and equipment, net	79,786	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	62,485	67,211
Total assets	$374,875	$362,471
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$30,249	$24,134
Accrued liabilities	23,760	23,331
Current maturities of long-term debt	217,008	32,416
Current portion of capital lease obligations	817	1,043
Current deferred income tax liability	564	751
Total current liabilities	272,398	81,675
Long-term debt, excluding current maturities	107,605	265,268
Deferred income taxes	19,643	19,530
Capital lease obligations, excluding current portion	2,131	2,963
Other non-current liabilities	30,216	56,252
Total liabilities	431,993	425,688
Commitments and Contingencies (Notes 8 and 21)
Redeemable non-controlling interest	691	939
Stockholders’ Deficit:
Common stock, par value $0.01, authorized 150,000,000 shares, issued 106,542,581 shares and outstanding 105,652,581 shares	1,065	1,065
Additional paid-in capital	52,555	52,693
Accumulated other comprehensive loss	(14,545)	(29,462)
Accumulated deficit	(96,233)	(87,801)
Treasury stock, at cost, 890,000 shares as of December 31, 2013 and 2012	(651)	(651)
Total stockholders’ deficit	(57,809)	(64,156)
Total liabilities and stockholders' deficit	$374,875	$362,471
See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sales	$267,831	$251,459	$245,761
Cost of goods sold	206,623	182,682	187,459
Gross profit	61,208	68,777	58,302
Selling, general, administrative and other operating expenses	40,163	46,591	47,386
Operating income	21,045	22,186	10,916
Other (income) expense:
Interest income	(13)	(5)	(29)
Interest expense	36,077	32,444	32,008
Other (income) expense	(1,140)	728	121
Loss from operations before income tax (benefit) expense	(13,879)	(10,981)	(21,184)
Income tax (benefit) expense	(5,045)	524	11,316
Net loss	(8,834)	(11,505)	(32,500)
Less: net loss (income) attributable to non-controlling interest	402	(1,218)	334
Net loss attributable to stockholders	$(8,432)	$(12,723)	$(32,166)
See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net loss	$(8,834)	$(11,505)	$(32,500)
Other comprehensive (loss) income:
Change in additional pension liability, net of tax expense of $5,457 as of December 31, 2013 and nil as of December 31, 2012 and 2011	14,350	(4,943)	(17,105)
Foreign currency translation adjustments	567	(154)	918
Comprehensive income (loss), net of tax	6,083	(16,602)	(48,687)
Less: comprehensive loss (income) attributable to the non-controlling interest	402	(1,218)	334
Comprehensive income (loss) attributable to the stockholders of Stanadyne Holdings, Inc.	$6,485	$(17,820)	$(48,353)
See accompanying notes to consolidated financial statements

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity (Deficit)
December 31, 2010	106,505,081	$1,065	$51,736	$(8,178)	$(42,727)	890,000	$(651)	$1,245
Net loss					(32,166)			(32,166)
Other comprehensive loss, net of tax				(16,187)				(16,187)
Adjustment of the redeemable non-controlling interest to redemption value			(229)					(229)
Common Stock issued	37,500		18					18
December 31, 2011	106,542,581	1,065	51,525	(24,365)	(74,893)	890,000	(651)	(47,319)
Net loss					(12,723)			(12,723)
Other comprehensive loss, net of tax				(5,097)				(5,097)
Adjustment of the redeemable non-controlling interest to redemption value			1,168		(185)			983
December 31, 2012	106,542,581	1,065	52,693	(29,462)	(87,801)	890,000	(651)	(64,156)
Net loss					(8,432)			(8,432)
Other comprehensive income, net of tax				14,917				14,917
Adjustment of the redeemable non-controlling interest to redemption value			(138)		—			(138)
December 31, 2013	106,542,581	$1,065	$52,555	$(14,545)	$(96,233)	890,000	$(651)	$(57,809)
See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,834)	$(11,505)	$(32,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,473	12,621	12,651
Amortization of debt issuance costs	3,181	1,999	1,784
Deferred income taxes	(5,717)	74	13,499
(Gain) loss on disposal of property, plant and equipment	(188)	27	(14)
Changes in assets and liabilities:
Accounts receivable	(15,268)	1,718	(2,108)
Inventories	(1,026)	1,346	(9,190)
Prepaid expenses and other assets	(1,413)	1,564	(638)
Accounts payable	7,271	(5,154)	6,843
Accrued liabilities	(6,233)	(1,397)	(9,434)
Other non-current liabilities	—	(2,635)	217
Net cash used in operating activities	(11,754)	(1,342)	(18,890)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,674)	(12,060)	(5,215)
Decrease (increase) in restricted cash	—	179	(179)
Proceeds from disposal of property, plant and equipment	494	—	48
Net cash used in investing activities	(15,180)	(11,881)	(5,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from U.S. revolver	93,285	78,655	8,000
Payments on U.S. revolver	(97,215)	(65,565)	—
Proceeds from foreign overdraft facilities	4,547	5,502	25,430
Payments on foreign overdraft facilities	(3,020)	(4,637)	(24,869)
Proceeds from U.S. long-term debt	31,000	—	—
Proceeds from foreign long-term debt	1,264	1,713	2,237
Payments on foreign long-term debt	(1,792)	(1,374)	(885)
Payments on capital lease obligations	(1,042)	(568)	(510)
Payments of debt issuance cost	(1,584)	—	(202)
Proceeds from exercise of stock options	—	—	18
Net cash provided by financing activities	25,443	13,726	9,219
Net (decrease) increase in cash and cash equivalents	(1,491)	503	(15,017)
Effect of exchange rate changes on cash and cash equivalents	897	633	839
Cash and cash equivalents at beginning of period	2,907	1,771	15,949
Cash and cash equivalents at end of period	$2,313	$2,907	$1,771
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
During the years ended December 31, 2012 and 2011, Stanadyne Holdings, Inc. and subsidiaries entered into capital leases for new equipment resulting in capital lease obligations of $2,663 and $773, respectively.
See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,308	$2,906
Accounts receivable, net of allowance for uncollectible accounts of $220 and $258 as of December 31, 2013 and 2012, respectively	47,718	32,688
Inventories, net	40,758	40,203
Prepaid expenses and other assets	4,949	3,366
Deferred income taxes	408	669
Total current assets	96,141	79,832
Property, plant and equipment, net	79,786	79,391
Goodwill	136,705	136,705
Intangible and other assets, net	62,193	66,659
Total assets	$374,825	$362,587
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$30,249	$24,134
Accrued liabilities	18,885	18,723
Current maturities of long-term debt	217,008	32,416
Current portion of capital lease obligations	817	1,043
Total current liabilities	266,959	76,316
Long-term debt, excluding current maturities	1,605	165,268
Deferred income taxes	20,454	9,779
Capital lease obligations, excluding current portion	2,131	2,963
Due to Stanadyne Holdings, Inc.	2,323	3,234
Other non-current liabilities	30,216	56,252
Total liabilities	323,688	313,812
Commitments and Contingencies (Notes 8 and 21)
Redeemable non-controlling interest	691	939
Stockholder’s Equity:
Common stock, par value $0.01, authorized 10,000 shares, issued and outstanding 1,000 shares	—	—
Additional paid-in capital	69,347	74,823
Accumulated other comprehensive loss	(1,725)	(21,312)
Accumulated deficit	(17,176)	(5,675)
Total stockholder’s equity	50,446	47,836
Total liabilities and equity	$374,825	$362,587
See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sales	$267,831	$251,459	$245,761
Cost of goods sold	206,623	182,682	187,459
Gross profit	61,208	68,777	58,302
Selling, general, administrative and other operating expenses	39,927	46,290	47,278
Operating income	21,281	22,487	11,024
Other (income) expense:
Interest income	(13)	(5)	(29)
Interest expense	23,541	20,184	19,748
Other (income) expense	(1,140)	728	121
(Loss) income from operations before income tax expense (benefit)	(1,107)	1,580	(8,816)
Income tax expense (benefit)	10,796	68	(4,260)
Net (loss) income	(11,903)	1,512	(4,556)
Less: net loss (income) attributable to non-controlling interest	402	(1,218)	334
Net (loss) income attributable to stockholder	$(11,501)	$294	$(4,222)
See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net (loss) income	$(11,903)	$1,512	$(4,556)
Other comprehensive (loss) income:
Change in additional Pension Liability, net of tax expense (benefit) of $787, $(1,830) and $(6,322)	19,020	(3,113)	(10,785)
Foreign currency translation adjustments	567	(154)	918
Comprehensive income (loss), net of tax	7,684	(1,755)	(14,423)
Less: comprehensive loss (income) attributable to the non-controlling interest	402	(1,218)	334
Comprehensive income (loss) attributable to the stockholder of Stanadyne Corporation	$8,086	$(2,973)	$(14,089)
See accompanying notes to consolidated financial statements

STANADYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
December 31, 2010	1,000	$—	$97,881	$(8,178)	$(1,562)	$88,141
Net loss					(4,222)	(4,222)
Other comprehensive loss, net of tax				(9,867)		(9,867)
Adjustment of the redeemable non-controlling interest to redemption value			(228)			(228)
Dividend paid			(12,000)			(12,000)
December 31, 2011	1,000	—	85,653	(18,045)	(5,784)	61,824
Net loss					294	294
Other comprehensive loss, net of tax				(3,267)		(3,267)
Adjustment of the redeemable non-controlling interest to redemption value			1,170		(185)	985
Dividend paid			(12,000)			(12,000)
December 31, 2012	1,000	—	74,823	(21,312)	(5,675)	47,836
Net loss					(11,501)	(11,501)
Other comprehensive income, net of tax				$19,587		19,587
Adjustment of the redeemable non-controlling interest to redemption value			(138)		—	(138)
Dividend paid			(5,338)			(5,338)
December 31, 2013	1,000	$—	$69,347	$(1,725)	$(17,176)	$50,446
See accompanying notes to consolidated financial statements.

STANADYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,903)	$1,512	$(4,556)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,473	12,621	12,651
Amortization of debt issuance costs	2,921	1,739	1,523
Deferred income taxes	10,124	(382)	(3,402)
(Gain) loss on disposal of property, plant and equipment	(188)	27	(14)
Changes in assets and liabilities:
Accounts receivable	(15,268)	1,718	(2,108)
Inventories	(1,026)	1,346	(9,189)
Prepaid expenses and other assets	(1,412)	1,564	(572)
Due to Stanadyne Holdings, Inc.	(911)	(226)	1,153
Accounts payable	7,271	(5,154)	6,844
Accrued liabilities	(6,500)	(1,472)	(9,465)
Other non-current liabilities	—	(2,635)	263
Net cash (used in) provided by operating activities	(419)	10,658	(6,872)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,674)	(12,060)	(5,215)
Decrease (increase) in restricted cash	—	179	(179)
Proceeds from disposal of property, plant and equipment	494	—	48
Net cash used in investing activities	(15,180)	(11,881)	(5,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from U.S. revolver	93,285	78,655	8,000
Payments on U.S. revolver	(97,215)	(65,565)	—
Proceeds from foreign overdraft facilities	4,547	5,502	25,430
Payments on foreign overdraft facilities	(3,020)	(4,637)	(24,869)
Proceeds from U.S. term loan	25,000	—	—
Proceeds from foreign term loans	1,264	1,713	2,237
Payments on foreign term loans	(1,792)	(1,374)	(885)
Payments on capital lease obligations	(1,042)	(568)	(510)
Payments of debt issuance costs	(1,584)	—	(202)
Dividends paid	(5,338)	(12,000)	(12,000)
Net cash provided by (used in) financing activities	14,105	1,726	(2,799)
Net (decrease) increase in cash and cash equivalents	(1,494)	503	(15,017)
Effect of exchange rate changes on cash and cash equivalents	896	633	839
Cash and cash equivalents at beginning of period	2,906	1,770	15,948
Cash and cash equivalents at end of period	$2,308	$2,906	$1,770
During the years ended December 31, 2012 and 2011, Stanadyne Corporation entered into capital leases for new equipment resulting in capital lease obligations of $2,663 and $773, respectively.
See accompanying notes to consolidated financial statements.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(1)	Business and Consolidation
Description of Business. Stanadyne Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of Stanadyne Intermediate Holdings Corp. (“SIHC”). The name of SIHC was changed on July 29, 2009 from Stanadyne Automotive Holding Corp. (“SAHC”). SIHC owns all of the outstanding common stock of Stanadyne Corporation (together with its consolidated subsidiaries, “Stanadyne”). A majority of the outstanding common stock of Holdings is owned by funds managed by Kohlberg Management IV, L.L.C. ("Kohlberg"). Collectively, Holdings, SIHC and Stanadyne hereinafter are referred to as the “Company.” Holdings and Stanadyne are separate reporting companies. Unless otherwise noted, the notes herein relate to both Holdings and Stanadyne as of and for the years ended December 31, 2013, 2012 and 2011.
Holdings is a holding company with no other operations beyond those of its indirectly, wholly-owned subsidiary, Stanadyne. Stanadyne is a leading designer and manufacturer of highly engineered, precision manufactured engine components, including fuel injection equipment for diesel and gasoline engines. Stanadyne sells engine components to original equipment manufacturers ("OEMs") for use in a variety of applications, including agricultural and construction vehicles and equipment, industrial products, automobiles, light duty trucks and marine equipment. The aftermarket is a core element of Stanadyne’s business. The Company sells replacement parts and units through various global channels to service its products, including the service organizations of its OEM customers, its own authorized network of distributors and dealers, and major aftermarket distribution companies.
Principles of Consolidation. The consolidated financial statements of Holdings include the accounts of Holdings and all of Holdings’ direct and indirect wholly-owned subsidiaries, SIHC, Stanadyne, Stanadyne, SpA (“SpA”), and Stanadyne Changshu Corporation (“SCC”), and joint venture, Stanadyne Amalgamations Private Limited (“SAPL”), which is consolidated based on controlling interest.
The consolidated financial statements of Stanadyne include the accounts of Stanadyne and Stanadyne's wholly-owned subsidiaries, SpA and SCC, as well as a joint venture, SAPL, which is fully consolidated with Stanadyne based on Stanadyne’s controlling share, while the remaining share is recorded as a non-controlling interest. The financial statements of SAPL and SpA are consolidated on a fiscal year basis ending November 30 to allow sufficient time for the preparation of financial information for inclusion in the consolidated financial statements. Intercompany balances have been eliminated in consolidation.
Liquidity and Financial Position. The Company’s financial position, results of operations and cash flows have been adversely affected by our manufacturing reorganization in 2011 as well as the global recession in 2012, and may continue to be affected by significant volatility in the worldwide capital, credit and commodities markets, lower corporate profits and increased capital spending. Holdings incurred consolidated net losses and negative cash flows from operations in each of the last three years. Stanadyne incurred a net loss and negative cash flows from operations in 2011 and 2013. Holdings and Stanadyne are both highly leveraged with total debt of $324.6 million and $218.6 million, respectively, outstanding at December 31, 2013. Stanadyne has $217.0 million of short-term debt, including $17.2 million outstanding under the U.S. Revolver which matures on April 30, 2014, $25.0 million under a Term Loan agreement which matures June 30, 2014 and $160.0 million of indebtedness which matures on August 15, 2014. In addition, Holdings has $100.0 million of indebtedness which matures on February 15, 2015.
The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Beginning in 2012, Kohlberg advised Holdings that it would provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments. On August 14, 2013 and February 14, 2014, Holdings entered into Convertible Subordinated Note ("Notes") agreements totaling $6.0 million each with Kohlberg. The total proceeds from the Notes of $12.0 million were used to meet Holdings' August 15, 2013 and February 15, 2014 interest payment obligations on Holdings' Senior Discount Notes.
The Company estimates that cash flows from operations combined with existing cash balances and amounts currently available under the U.S. Revolver and limited financial assistance from Kohlberg, if necessary, will be sufficient to fund its cash requirements for planned capital investments, interest payments on outstanding indebtedness, and projected working capital needs for the next twelve months if the Company is able to renew or replace the expiring U.S Revolver under similar terms. The Company is actively engaged in activities that would include the renewal or replacement of this expiring credit facility, but as of the the date of this filing, has not secured a renewal or replacement.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company does not anticipate that current sources of cash will be sufficient to repay the $25.0 million of indebtedness under the Second-Lien Term Loan Agreement with Jefferies Finance LLC or the $160.0 million of indebtedness under the Senior Subordinated Notes scheduled to mature on June 30, 2014 and August 15, 2014, respectively, and accordingly is evaluating various options aimed at refinancing such amounts prior to their maturity, or restructuring its business and exploring other strategic alternatives in order to address the maturing debt. One such option includes refinancing these maturing obligations with a senior secured second lien term loan through certain funds and accounts managed or advised by Beach Point Capital Management LP (the "Lenders"), pursuant to a Commitment Letter entered into on February 12, 2014, under which the Lenders have committed, subject to the terms and conditions specified in the Commitment Letter, to provide a $220.0 million senior secured second lien term loan (the “Loan”) to Stanadyne, maturing on the fifth anniversary of closing. The Loan may be drawn in the sole discretion of Stanadyne on or prior to April 30, 2014. As of the date of this filing, Stanadyne has not yet drawn upon the Commitment Letter, and therefore has not completed this refinancing.
The Company can provide no assurance that it will be able to discharge the maturing obligations of the U.S Revolver, the Second-Lien Term Loan Agreement with Jefferies Finance LLC or the Senior Subordinated Notes, or complete their refinancing or that financing options available will be on favorable or acceptable terms. If the Company were unable to discharge, refinance or replace the maturing debt obligations, it would be in default under the terms of agreements governing that indebtedness, which would result in cross-defaults under its other outstanding indebtedness and would allow the lenders for both Holdings and Stanadyne to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of existing indebtedness. Such an acceleration would have a material adverse effect on the financial position, results of operations and cash flows for both Holdings and Stanadyne.
The factors described above create uncertainty, and management will continually monitor the Company’s revenues and operating cash flow against expectations. In the event the Company’s forecasts to generate sufficient operating cash flow are not realized, the Company may need to reduce headcount, reduce other spending, reduce or delay capital investments and product development, incur more indebtedness, restructure existing indebtedness, raise additional equity capital, restructure its business, or a combination of these items, which may have a further negative impact on its business, results of operations, and cash flows. In addition, the Company’s current debt agreements limit its ability to incur additional indebtedness, so the ability to borrow additional money may be limited by the Company’s debt holders or by conditions in the credit markets.
Given the conditions and events described above and the current uncertainty relating to the refinancing or other strategic options, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern, and the accompanying Reports of Independent Registered Public Accounting Firm contain an explanatory paragraph describing the existence of substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible effects of recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(2)	Summary of Significant Accounting Policies
Out-of-Period Adjustment. The results for 2011 for each of Holdings and Stanadyne include a reduction to interest expense of $226 to correct for an overstatement of interest expense in 2010 as a result of over accruing for interest expense associated with debentures issued by SAPL. As a result of this error and the out-of-period adjustment to correct the error, interest expense is overstated by $226 in 2010 and is understated by $226 in 2011. Accordingly, in the case of Holdings, net loss is overstated by $142 in 2010 and is understated by $142 in 2011, and in the case of Stanadyne, net income is understated by $142 in 2010, and net loss is understated by $142 in 2011. We evaluated these errors and deemed them to be immaterial to both the 2011 and 2010 consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the significant accounting estimates most critical to aid in fully understanding and evaluating the financial results include: product warranty reserves, inventory valuation adjustments for excess or obsolescence, realization of goodwill and other long-lived assets, pension and postretirement benefit liabilities, workers’

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

compensation liabilities, stock compensation, self-insurance reserves and determination of income tax balances including valuation allowances. Actual results could differ from those estimates.
Cash and Cash Equivalents and Cash Flows. The Company considers cash on hand and short-term investments with an original maturity of three months or less to be cash and cash equivalents. Stanadyne Corporation invests on an overnight basis in certain cash management funds which are rated AAA by Standard & Poor's and Aaa by Moody’s. These funds are not insured through the Federal Deposit Insurance Corporation ("FDIC").
On occasion, the Company is required to maintain cash deposits with certain banks with respect to contractual obligations related to working capital financing arrangements at SCC. As of December 31, 2013 and 2012, the Company was not required to maintain any such restricted cash deposits.
Accounts Receivables. All accounts receivable are reported on the balance sheet at outstanding principal amount adjusted for any doubtful accounts. Allowances for doubtful accounts are maintained in amounts considered to be appropriate in relation to the accounts receivable outstanding based on collection experience, economic conditions and credit risk quality.
Inventories. Inventories are stated at the lower of cost or market. The principal components of costs included in inventories are materials, labor, subcontract costs and overhead. The Company uses the last-in/first-out (“LIFO”) method of valuing its inventory, except for the inventories of SCC, SpA and SAPL, which are valued using the first-in/first-out (“FIFO”) method. At December 31, 2013 and 2012, inventories valued at LIFO represented $25.8 million and $24.7 million of total inventories, respectively. Application of purchase accounting to the Company’s inventories in conjunction with the 2004 change in control resulted in a base year LIFO inventory value that was greater than the FIFO value through December 31, 2013. The LIFO inventory reserve value represents the amount necessary to state the Company’s U.S.-based inventories valued on a FIFO to LIFO basis.
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
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets. The Company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually during the fourth fiscal quarter each year or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of the reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 6).
Fair Value of Financial Instruments. Disclosures of fair value information for certain assets and liabilities are required whether or not recorded in the balance sheet, for which it is practicable to estimate such value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items, excluding long-term debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. Refer to Note 11 for fair value disclosures of long-term debt.
Revenue Recognition. Sales and related costs of sales are recorded when products are shipped to customers, unless delivery terms specify transfer of title at point of destination in which case the sales and related cost of sales are recognized when goods are delivered. In addition, the Company occasionally enters into development contracts with certain customers and recognizes payments received from customers on those contracts under the Milestone Method of revenue recognition, as defined in ASC 605, as reductions of Research and Development (“R&D”) costs when earned. The Company establishes estimates for sales returns and allowances based on historical experience. The Company does not provide customers with general rights of return for products sold; however,

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications. Freight on sales is recorded as a component of selling, general and administrative expenses and totaled $3,137, $4,125 and $4,826 in 2013, 2012 and 2011, respectively.
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
Sales Taxes. The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use, value-added and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from revenues).
Research and Development. R&D costs incurred for the years ended December 31, 2013, 2012 and 2011 were $20,149, $19,657 and $18,062, respectively, of which $5,453, $4,192 and $4,104, respectively, were reimbursed by customers or offset through state incentive programs. Net R&D expenses of $14,696, $15,465 and $13,958 for the years ended December 31, 2013, 2012 and 2011, respectively, are included in the consolidated statements of operations. R&D expenses include engineering labor, prototype hardware, and other development costs.

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
Depreciation and Amortization. Property and equipment and other intangible assets are depreciated over their estimated useful lives generally using the straight-line method. Equipment on operating leases is depreciated over the term of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.
Income Taxes. Income taxes are accounted for in accordance with the asset and liability method. Stanadyne is included in the consolidated federal income tax return filed by Holdings. In accordance with its historical tax accounting policy, taxes for Stanadyne are recorded as if they had been calculated on a separate company basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the tax basis of assets and liabilities and their financial reporting amounts and are measured at the current enacted tax rates. A valuation allowance is assessed and recorded when realization of the deferred tax asset is not more likely than not. A valuation allowance is assessed for Stanadyne on the basis of its projected separate return results and is recorded when realization of deferred tax assets is not more likely than not.
Stock Options. The Company records stock-based compensation based on the grant date fair value of the award. Compensation expense is calculated using a graded-vesting method over the requisite service period for each separately vesting portion of an award as if the awards were in-substance, multiple awards, which results in an acceleration of compensation.
Foreign Currency Translation. The functional currencies for the Company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in the consolidated statement of operations. Foreign currency transaction losses in 2013, 2012 and 2011 were $811, $511 and $571, respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(3)	New Accounting Standards
Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU intends to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring entities to provide information about the reclassified amounts by component. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. This ASU did not have a material impact on our financial statements or disclosures.

(4)	Inventories
Inventories at December 31 consisted of:

	2013	2012
Raw materials	$21,752	$18,048
Work in process	10,081	12,035
Finished goods	8,925	10,120
	$40,758	$40,203
The LIFO reserve (an addition to FIFO value) at December 31, 2013 and 2012 was $1,120 and $896, respectively, and is included in the amounts shown in the table above.

(5)	Property, Plant and Equipment
Property, plant and equipment including equipment under capital leases at December 31 consisted of:

	2013	2012
Land	$7,675	$7,520
Building and improvements	26,330	26,132
Machinery and equipment	148,026	141,444
Assets under capital leases	7,070	7,102
Construction in progress	6,074	12,851
Gross Property Plant and Equipment	195,175	195,049
Less accumulated depreciation and amortization	115,389	115,658
Net Property Plant and Equipment	$79,786	$79,391
Depreciation expense including amortization of assets acquired under capital leases was $13,657, $9,805 and $9,707 for the years ended December 31, 2013, 2012 and 2011 respectively. The net book value of assets acquired under capital leases was $5,190 and $5,696 at December 31, 2013 and 2012, respectively.
During the first quarter of 2013, the Company consolidated its operations on the Windsor, Connecticut campus from three buildings to two buildings in an effort to reduce costs and better utilize the available space. The book value of the vacated building was depreciated down to its net realizable value, resulting in an additional $2.9 million of accelerated depreciation recognized during the quarter.

(6)	Goodwill
Goodwill totaled $136.7 million at December 31, 2013, 2012 and 2011 and included an accumulated goodwill impairment charge of $6.5 million recorded in the fourth quarter of 2009 related to its Stanadyne, SpA reporting unit.

During the fourth quarter of 2013 and 2012, the Company performed its annual impairment analysis of the $136.7 million of goodwill in the Stanadyne Corporation reporting unit. The Company’s goodwill impairment testing analysis included projecting cash flows for over a five year period and discounting those amounts based on appropriate market risks and other market factors.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the reporting unit exceeded the carrying value of net assets. As a result, there was no impairment of goodwill in 2013 and 2012.

(7)	Intangible and Other Assets
Major components of intangible assets, other than goodwill, at December 31 consisted of:

Holdings:	2013		2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	17,441	24,300	16,150
Customer contracts	15,252	14,341	15,252	12,816
Debt issuance costs	16,239	14,176	14,660	10,995
Other	1,627	75	1,935	75
	$108,518	$46,033	$107,247	$40,036

Stanadyne:	2013		2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Trademarks/trade names	$51,100	$—	$51,100	$—
Technology/patents	24,300	17,441	24,300	16,150
Customer contracts	15,252	14,341	15,252	12,816
Debt issuance costs	13,884	12,113	12,305	9,192
Other	1,627	75	1,935	75
	$106,163	$43,970	$104,892	$38,233
Amortization expense of intangible assets for the Company, exclusive of the amortization of debt issuance costs, was $2,816, $2,816 and $2,944 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated annual amortization expense for the Company’s intangible assets is expected to be $2,202 in 2014, $1,093 in 2015, $1,072 in 2016, $1,072 in 2017 and $1,072 in 2018.
Amortization of debt discount and debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Holdings of $3,181, $1,999 and $1,784 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of debt issuance costs is included as interest expense in the accompanying consolidated statements of operations for Stanadyne of $2,921, $1,739 and $1,523 for the years ended December 31, 2013, 2012 and 2011 respectively.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(8)	Leases
The Company is obligated under certain non-cancelable operating leases. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $728, $746 and $928, respectively.

Future minimum payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 2013 were as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2014	$1,116	$901
2015	868	748
2016	768	643
2017	586	610
2018	79	570
Amounts thereafter	0	428
Total minimum lease payments	3,417	$3,900
Less: amount representing interest	469
Present value of net minimum capital lease obligations	2,948
Less: current installments of capital lease obligations	817
Capital lease obligations, excluding current installments	$2,131

(9)	Accrued Liabilities
Accrued liabilities at December 31 consisted of:

	Holdings		Stanadyne
	2013	2012	2013	2012
Accrued interest	$10,857	$10,594	$6,045	$6,060
Salaries, wages and bonus	3,483	2,816	3,483	2,816
Vacation	3,118	3,005	3,118	3,005
Deferred income	1,465	285	1,465	285
Accrued warranty	757	893	757	893
Professional fees	852	609	809	542
Pension	713	722	713	722
Health benefits	632	561	632	561
Workers’ compensation	460	594	460	594
Retiree health benefits	333	357	333	357
Accrued tax	212	1,292	192	1,285
Accrued rent	—	544	—	544
Other	878	1,059	878	1,059
	$23,760	$23,331	$18,885	$18,723

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(10)	Other Non-current Liabilities
Other non-current liabilities at December 31 consisted of:

	2013	2012
Pensions	$20,333	$43,344
Italian leaving indemnity	4,493	4,457
Retiree health benefits	2,153	2,484
Workers’ compensation	2,081	2,793
Environmental	633	659
SAPL derivative (Note 11)	297	1,150
Deferred Rent	226	226
Deferred Income	—	1,139
	$30,216	$56,252

(11)	Long-term Debt
Long-term debt at December 31 consisted of:

	Holdings		Stanadyne
	2013	2012	2013	2012
U.S. Revolver	$17,160	$21,090	$17,160	$21,090
U.S. term debt, payable to Jefferies Finance LLC on June 30, 2014, bearing interest at a rate of 10.0%	25,000	—	25,000
U.S. Convertible Subordinated Notes, payable on August 14, 2018, bearing interest at a rate of 12.0%	6,000	—	—	—
Senior Subordinated Notes, payable on August 15, 2014, bearing interest at a rate of 10.0%	160,000	160,000	160,000	160,000
Holdings Senior Discount Notes, payable on February 15, 2015, bearing interest at a rate of 12.0%	100,000	100,000	—	—
SAPL term debt, payable to India banks through 2017, bearing interest at rates ranging from 11.00% to 12.00%	4,829	5,982	4,829	5,982
SAPL Debentures	1,138	1,251	1,138	1,251
SAPL debt, payable to India banks through 2014, bearing interest at rates ranging from 10.75% to 12.75%	5,751	4,660	5,751	4,660
SCC debt, payable to Shanghai-Pudong Development Bank through 2014, bearing interest at rates ranging from 6.90% to 7.20%	2,238	2,608	2,238	2,608
SpA debt, payable to Italian banks through 2014, bearing interest at rates ranging from 4.28% to 11.75%	2,497	2,093	2,497	2,093
Total long-term debt	324,613	297,684	218,613	197,684
Less current maturities of long-term debt	217,008	32,416	217,008	32,416
Long-term debt, excluding current maturities	$107,605	$265,268	$1,605	$165,268
The fair values of the Senior Subordinated Notes and Holdings’ Senior Discount Notes are based on bid prices and are classified within Level 1 of the valuation hierarchy. The fair value of the Senior Subordinated Notes at December 31, 2013 and 2012 was $157.2 million and $148.8 million, respectively. The fair value of Holdings’ Senior Discount Notes at December 31, 2013 and 2012 was $62.3 million and $68.0 million, respectively. The fair values of the Company’s other borrowings approximated their

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

recorded values at December 31, 2013 and 2012 based on similar borrowing agreements offered by other major institutional banks and are classified within Level 2 of the valuation hierarchy.
SAPL, under the terms of its debt agreements, is subject to certain financial debt covenants. As of December 31, 2013, SAPL was unable to satisfy compliance with certain of those financial ratios as prescribed by of the terms of its agreements with HDFC Bank, Limited and YES Bank, Limited. Although no action has been taken by the banks, under the terms of the debt agreements, the banks reserve the right to accelerate the original payment terms in the event of non-compliance; therefore, SAPL classified the long-term portions of these loan facilities totaling $2.5 million as current. No cross default provisions were triggered as a result of SAPL's inability to satisfy certain of their financial covenants.
On August 13, 2009, Stanadyne (as borrower) and SIHC (as guarantor) entered into a revolving credit agreement (the "U.S. Revolver") with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The U.S. Revolver, as amended through 2013, provided for maximum borrowings of $55.8 million based on availability, as defined, and is secured by all Stanadyne and SIHC assets, as well as a pledge of 65% of Stanadyne’s stock in SpA, SAPL, and SCC. The U.S. Revolver is comprised of a domestic inventory and accounts receivable facility, a domestic fixed asset facility, a foreign accounts receivable sub-facility guaranteed by the Export-Import Bank of the United States and a guaranteed facility, as defined by the credit agreement. The terms of the agreement also allow Stanadyne to permanently reduce the amount of available credit under the Guaranteed Facility, in increments of $1.0 million, with a 10 day notice, in the event equity infusions are made to Holdings at the direction of Kohlberg. Interest on borrowings under the U.S. Revolver is at a Base Rate (as defined by the agreement) or LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, depending on the level of excess availability. All borrowings under the U.S. Revolver are due and payable on April 30, 2014. The U.S. Revolver is subject to a fixed charge coverage ratio covenant test of 1.1 to 1.0 if availability is less than $4.0 million, and certain other affirmative and negative covenants common to an asset-backed loan agreement. The U.S. Revolver also limits the amount of dividends and other payments that can be made by Stanadyne to SIHC.
Further, Stanadyne is required to provide annual audited financial statements to Wells Fargo within 105 days of year end without any qualifications, including going concern qualifications. The accompanying Reports of Independent Registered Public Accounting Firm contain an explanatory paragraph describing the existence of substantial doubt about the Company's ability to continue as a going concern and therefore Stanadyne entered into an agreement with Wells Fargo dated March 27, 2014, stipulating that the going concern qualification shall not constitute an event of default, as it pertains to the U.S. Revolver, the Second-Lien Term Loan Agreement with Jefferies Finance LLC and the Senior Subordinated Notes.
As of December 31, 2013, the U.S. Revolver had Availability of $29.7 million, after reflecting $17.2 million of borrowings and $3.2 million used for standby letters of credit, as well as other limitations related to inventory and accounts receivable. Stanadyne also pays a commitment fee of 0.5% on the unused portion of the foreign accounts receivable sub-limit and on the unused portion of the balance of the U.S. Revolver.
On February 13, 2013, Stanadyne and Jefferies Finance LLC (“Jefferies”) entered into a Second-Lien Term Loan Agreement (the “Term Loan Agreement”) providing for a term loan in an aggregate original principal amount of $25.0 million (with potential incremental term loans up to an additional $15.0 million in aggregate).  The term loan is guaranteed by Stanadyne's immediate parent, SIHC and is secured by a second-lien position in certain tangible and intangible assets of Stanadyne, including property, plant and equipment, fixed assets, copyrights, trademarks and patents.  Covenants include restrictions on pre-payments, restrictions on dividends, and limitations on sales of assets and sale and leaseback transactions.  The term loan bears interest at 10.00% per annum and matures on June 30, 2014.  Interest only is payable quarterly.  Prepayment may be required upon sales of assets or a change of control. Stanadyne took these actions in order to enhance its available liquidity during the production launch of new high pressure gasoline and diesel fuel pump products.
In 2010, SAPL received $1.6 million of cash proceeds from the issuance of debentures (the “Debentures”) to our non-controlling interest partners. The Debentures pay 11.00% interest annually. While the Debentures are not redeemable for cash and are compulsorily convertible to shares of common equity in SAPL in 2020, the holders have the option to convert the Debentures to equity beginning in April, 2015. Upon voluntary conversion, the resulting shares of common equity in SAPL would be subject to the put option described in Note 17. The proceeds of the Debentures were used to partially fund the acquisition of equipment and working capital to support the expansion of manufacturing operations in SAPL. The Company has allocated the proceeds received from the Debentures between the underlying instruments and has recorded the conversion feature as a liability. The unamortized debt discount is amortized to interest expense using the effective interest method through the expiration date of the put option. The conversion feature, which is considered an embedded derivative instrument, has been recorded at its fair value, as its fair value

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

can be separated from the convertible note and its conversion is independent of the underlying Debenture value. The conversion feature amounted to $298 and $1,150 at December 31, 2013 and 2012, respectively, and is included in other non-current liabilities on the consolidated balance sheets. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in other income in the statement of operations. The (gain) loss for the years ended December 31, 2013 and 2012 was $(728) and $728, respectively.
Stanadyne had $160.0 million of Notes outstanding at December 31, 2013 and 2012 at a fixed interest rate of 10.00%. The Notes are due on August 15, 2014. Payment of the Notes is an obligation of Stanadyne. In addition, the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders.
On December 20, 2004, Holdings issued $100.0 million of senior discount notes (the “Senior Discount Notes”) due in 2015. The Senior Discount Notes bear interest at a stated rate of 12.00%. The Senior Discount Notes were issued at a discounted price of 58.15% resulting in net proceeds of approximately $58.1 million before considering financing costs. Interest accreted until August 15, 2009 and then accrued cash-pay interest thereafter. The Senior Discount Notes are unsecured senior obligations of Holdings and are subordinated to all existing and future senior indebtedness, including obligations under the U.S. Revolver and the former Senior Bank Facility. The Senior Discount Notes are not guaranteed by Stanadyne or any of the other subsidiaries of Holdings and are effectively subordinated to all of Stanadyne’s secured debt.
On August 14, 2013, Holdings and Kohlberg entered into a Convertible Subordinated Note ("Notes") agreement providing for a term loan in an aggregate principal amount of $6.0 million. The Notes carry a 5-year term with an interest rate of 12.00% per annum payable in semi-annual installments in arrears commencing in February 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. The Notes are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value. The guaranteed facility portion of the U.S. Revolver, as defined by the credit agreement, was reduced by $5.0 million as a result of this additional debt, decreasing the total commitment under the Credit Agreement from $60.8 million to $55.8 million as of December 31, 2013.
On February 14, 2014, Holdings and Kohlberg entered into a Convertible Subordinated Note ("Notes") agreement providing for a term loan in an aggregate principal amount of $6.0 million. The Notes carry a 5-year term with an interest rate of 12.0% per annum payable in semi-annual installments in arrears commencing in August 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. The Notes are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value. The guaranteed facility portion of the U.S. Revolver, as defined by the credit agreement, was reduced by $5.0 million as a result of this additional debt, decreasing the total commitment under the Credit Agreement to $50.8 million as of February 14, 2014.
The weighted average interest rates on the Company’s borrowings were:

	December 31, 2013	December 31, 2012
U.S Revolver	2.8%	2.7%
SpA	5.4%	5.0%
SAPL	11.3%	12.3%
SCC	7.0%	6.9%

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The aggregate maturities of long-term debt outstanding at December 31, 2013 were:

	Holdings	Stanadyne
2014	$217,008	$217,008
2015	101,605	1,605
2016	—	—
2017	—	—
2018	6,000	—
Thereafter	—	—
	$324,613	$218,613
For the years ended December 31, 2013, 2012 and 2011, interest paid by Holdings was $32,290, $30,044 and $29,881, respectively.
For the years ended December 31, 2013, 2012 and 2011, interest paid by Stanadyne was $20,290, $18,044 and $17,881, respectively.

(12)	Pensions
The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) that covered substantially all of the domestic hourly and salaried employees until the Pension Plan was frozen on March 31, 2007. Any employee hired after that date is not covered under the Pension Plan. Benefits under the Pension Plan are based on years of service and compensation levels during employment for salaried employees and for the years of service for hourly employees. It is the policy of the Company to fund the Pension Plan in an amount at least equal to the minimum required contribution as determined by the plan’s actuaries, but not in excess of the maximum tax-deductible amount under Section 404 of the Internal Revenue Code. The Company may make discretionary contributions of any amount within this range based on financial circumstances and strategic considerations which typically vary from year to year. Pension Plan assets are invested primarily in a diversified portfolio of equity and fixed income securities.

The Company also has two nonqualified plans titled the “Stanadyne Corporation Benefit Equalization Plan” and the “Stanadyne Corporation Supplemental Retirement Plan” (together, the “SERP”), which are designed to supplement the benefits payable to designated employees under the Pension Plan. The annual benefit payable under the SERP is equal to the difference between the benefit the designated employee would have received under the Pension Plan if certain Internal Revenue Code limitations did not apply to the designated employee’s Pension Plan benefit.
Benefits may be paid under the Pension Plan and the SERP in the form of (i) a straight-life annuity for the life of the participant; (ii) a 50%, 75% or 100% joint and survivor annuity whereby the participant receives a reduced monthly benefit for life and the surviving spouse receives 50%, 75% or 100% of such reduced monthly benefit for life; and (iii) for participants with an accrued benefit of $5 or less, a lump sum. The SERP expense was $545, $508, and $437 for the years ended December 31, 2013, 2012 and 2011, respectively.
Effective March 31, 2007, Stanadyne amended the Pension Plan to freeze the Pension Plan with respect to all participants so that no future benefits accrued after that date. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, remain unchanged. The assets continue to be held in trust for participants until they retire. The accrual of benefits for certain executives participating in the SERP is based on the accrual of benefits under the Pension Plan. Therefore, the freeze of the Pension Plan also resulted in the freeze of the SERP.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table sets forth the change in benefit obligation, change in plan assets and funded status of the Pension Plan and the SERP in the Company’s consolidated balance sheets as of December 31, 2013 and 2012:

	2013	2012
Change in projected benefit obligations:
Benefit obligation at beginning of year	$134,346	$121,485
Interest cost	5,152	5,620
Actuarial (gain) loss	(7,421)	13,072
Benefits paid	(6,071)	(5,831)
Benefit obligation at end of year	126,006	134,346
Change in plan assets:
Fair value of plan assets at beginning of year	90,597	79,119
Actual return on plan assets	16,231	11,863
Employer contribution	4,510	5,446
Benefits paid	(6,071)	(5,831)
Fair value of plan assets at end of year	105,267	90,597
Funded status	$(20,739)	$(43,749)

Unrecognized actuarial losses recorded in accumulated other comprehensive income were $24,935 and $45,086 as of December 31, 2013 and 2012, respectively. The Company expects to recognize $2,187 of unrecognized actuarial losses in 2014.
The components of the net periodic pension costs were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest cost	$5,152	$5,620	$5,854
Expected return on plan assets	(7,195)	(6,404)	(6,320)
Recognized net actuarial loss	3,693	3,101	1,364
Net periodic pension cost	$1,650	$2,317	$898
Actuarial assumptions used in accounting for the Pension Plan were:

	December 31, 2013	December 31, 2012	December 31, 2011
Benefit obligation at year-end:
Assumed average salary compensation increase	N/A	N/A	N/A
Discount rate - Pension Plan	4.90%	3.90%	4.75%
Discount rate - SERP	4.60%	3.60%	4.25%
Expected long-term rate of return on assets	7.75%	8.00%	8.00%

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net periodic benefit cost for the year:
Assumed average salary compensation increase	N/A	N/A	N/A
Discount rate - Pension Plan	3.90%	4.75%	5.50%
Discount rate - SERP	3.60%	4.25%	5.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Changes to the Pension Plan to freeze benefits as of March 31, 2007 made assumptions for future salary compensation increases unnecessary for valuation of the December 31, 2013, 2012 and 2011 benefit obligation.
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
In selecting the expected return assumption, the Company takes into consideration information provided by the Pension Plan trustee. Based on the asset allocation percentages in the Company’s current investment policy, the plan trustee’s January 2014 investment return model produced a range of expected investment returns over the next 20 years of 5.6% to 11.4%. Based on 1,000 investment return simulations produced by the model, it is anticipated that the allocation, in accordance with the Company’s investment policy, would generate an average annual return over the 20 year projection period equal to or in excess of 5.6% seventy-five percent of the time while returns of 11.4% or greater would be anticipated twenty-five percent of the time. The expected return (50th percentile or median) is 8.5% with a standard deviation of 13.8.
Therefore, the “best-estimate” range, based on this model, is 5.6% to 11.4%. Based on the foregoing considerations, and historical performance of the fund assets since 1988, the Company believes that an expected return assumption of 8.00% per annum is reasonable.
Minimum required contributions to the Pension Plan for the calendar years 2013 and 2012 were $4.5 million and $5.0 million, respectively. The Company expects the minimum required contribution to the Pension Plan in 2014 will be approximately $5.8 million.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company’s Pension Plan asset allocation at December 31, 2013 and targeted allocation for 2014 by asset category are as follows:

Pension Plan Assets Fair Value Measurement
December 31, 2013
Category of Assets in $000’s
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total	% of Total	Asset Target
Equity Securities
Large Cap	$43,007	$—	$—	$43,007	40.9%
Small Cap	10,171	—	—	10,171	9.7%
International	22,798	—	—	22,798	21.7%
					72.2%	69.0%
Fixed Income
Emerging Markets	4,608	—	—	4,608	4.4%
High Yield	5,905	—	—	5,905	5.6%
Corporate Bonds	18,778	—	—	18,778	17.8%
					27.8%	31.0%
Totals	$105,267	$—	$—	$105,267	100.0%	100.0%
% of fair value hierarchy	100.0%			100.0%

Pension Plan Assets Fair Value Measurement
December 31, 2012
Category of Assets in $000’s
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total	% of Total	Asset Target
Equity Securities
Large Cap	$35,500	$—	$—	$35,500	39.2%
Small Cap	7,614	—	—	7,614	8.4%
International	18,759	—	—	18,759	20.7%
					68.3%	69.0%
Fixed Income
Emerging Markets	4,920	—	—	4,920	5.4%
High Yield	5,719	—	—	5,719	6.3%
Corporate Bonds	18,085	—	—	18,085	20.0%
					31.7%	31.0%
Totals	$90,597	$—	$—	$90,597	100.0%	100.0%
% of fair value hierarchy	100.0%			100.0%
Asset management objectives include maintaining a level of diversification, to reduce interest rate and market risk, and to provide adequate liquidity to meet immediate and future benefit payment requirements. The Company’s overall investment strategy is to achieve a mix of 69% growth seeking assets and 31% in income generating assets which is designed to improve portfolio efficiency,

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

and to provide returns that are between equity and fixed income, with a risk profile similar to fixed income securities. Our actual Pension Plan asset allocations by level within the fair value hierarchy are presented as of December 31, 2013. Level 1 assets represent mutual funds that are valued at quoted prices in active markets for identical assets.
The equity securities and debt securities do not directly include any amounts of Company stock, Notes or Discount Notes at December 31, 2013 and 2012. Assets are generally rebalanced to the target asset allocation monthly.
Estimated future benefit payments are as follows:

2014	$6,838
2015	7,115
2016	7,438
2017	7,735
2018	8,010

Subsequent five years	42,753
In accordance with Italian Civil Code, the Company provides employees of SpA a leaving indemnity payable upon termination of employment. The amount of this leaving indemnity is determined by the employee’s category, length of service, and overall remuneration earned during service. Amounts included as part of accrued liabilities and other non-current liabilities, in total, at December 31, 2013 and 2012 were $4,769 and $4,707, respectively. Leaving indemnity expense was $683, $643, and $875 for the years ended December 31, 2013, 2012 and 2011, respectively.

(13)	Postretirement Health Care and Life Insurance
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

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following table presents the plan’s change in benefit obligation, change in plan assets and the funded status in the Company’s consolidated balance sheets as of December 31:

	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of year	$2,841	$3,142
Service cost	30	30
Interest cost	80	104
Actuarial gain	(349)	(315)
Plan participants’ contributions	663	756
Benefits paid	(779)	(876)
Benefit obligation at end of year	2,486	2,841
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	116	120
Plan participants’ contribution	663	756
Benefits paid	(779)	(876)
Fair value of plan assets at end of year	—	—
Funded status	$(2,486)	$(2,841)
Unrecognized actuarial gains recorded in accumulated other comprehensive income were $4,671 and $5,016 as of December 31, 2013 and 2012, respectively. The Company expects to recognize $897 of unrecognized actuarial gains in 2014.
The components of the net periodic postretirement health and life insurance plans costs were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Service cost	$30	$30	$38
Interest cost	80	104	137
Recognized net actuarial gain	(694)	(745)	(760)
Net periodic income	$(584)	$(611)	$(585)
Actuarial assumptions used in accounting for the postretirement health care and life insurance plans were:

	December 31, 2013	December 31, 2012	December 31, 2011
Benefit obligation at year-end:
Discount rate	3.90%	3.00%	3.75%
Health care cost trend rates
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net periodic benefit cost:
Discount rate	3.00%	3.75%	4.50%
Expected long-term rate of return on assets	N/A	N/A	N/A
Health care cost trend rates:
Initial rate	N/A	N/A	N/A
Ultimate rate	N/A	N/A	N/A
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

(14)	Income Taxes
Income tax expense (benefit) for Holdings consisted of:

Holdings		Current	Deferred	Total
2013	Federal	$(9)	$(5,145)	$(5,154)
	State	64	(490)	(426)
	Foreign	617	(82)	535
		$672	$(5,717)	$(5,045)
2012	Federal	$(386)	$(44)	$(430)
	State	(204)	62	(142)
	Foreign	1,040	56	1,096
		$450	$74	$524
2011	Federal	$(2,796)	$14,305	$11,509
	State	96	359	455
	Foreign	517	(1,165)	(648)
		$(2,183)	$13,499	$11,316

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Income tax (benefit) expense for Stanadyne consisted of:

Stanadyne		Current	Deferred	Total
2013	Federal	$(9)	$9,460	$9,451
	State	64	746	810
	Foreign	617	(82)	535
		$672	$10,124	$10,796
2012	Federal	$(386)	$(72)	$(458)
	State	(204)	(366)	(570)
	Foreign	1,040	56	1,096
		$450	$(382)	$68
2011	Federal	$(1,471)	$(2,272)	$(3,743)
	State	96	35	131
	Foreign	517	(1,165)	(648)
		$(858)	$(3,402)	$(4,260)
Total income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35% for each year to income (loss) from continuing operations before income tax expense (benefit) and minority interest as follows:

Holdings	Year Ended, December 31, 2013	Year Ended, December 31, 2012	Year Ended, December 31, 2011
Computed “expected” benefit	$(4,858)	$(3,843)	$(7,414)
(Reduction) increase in income tax resulting from:
State taxes, net of federal tax effect	(325)	(306)	4
Foreign taxes	325	1,040	517
Unrecognized tax benefits	16	(65)	63
Federal research and development credit	(1,196)	—	(385)
Rate difference on income of foreign operations	(183)	(298)	354
Non-deductible interest on Senior Discount Notes	864	864	864
Change in valuation allowance	1,402	2,850	17,621
Non-taxable adjustment to SAPL option	(255)	255	—
Credit for prior years non-deductible foreign tax	(370)	—	—
Alternative minimum tax credit	95	(625)	—
Other, net	(560)	652	(308)
Total income tax expense (benefit)	$(5,045)	$524	$11,316

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Stanadyne	Year Ended, December 31, 2013	Year Ended, December 31, 2012	Year Ended, December 31, 2011
Computed “expected” expense (benefit)	$(387)	$553	$(3,085)
(Reduction) increase in income tax resulting from:
State taxes, net of federal tax effect	(325)	(306)	82
Foreign taxes	325	1,040	517
Unrecognized tax benefits	16	(65)	63
Federal research and development credit	(1,196)	—	(385)
Rate difference on income of foreign operations	(183)	(298)	354
Change in valuation allowance	13,699	(1,139)	(1,411)
Non-taxable adjustment to SAPL option	(255)	255	—
Credit for prior years non-deductible foreign tax	(370)	—	—
Alternative minimum tax credit	95	(625)	—
Other, net	(623)	653	(395)
Total income tax (benefit) expense	$10,796	$68	$(4,260)
U.S. federal, state and foreign net income taxes refunded to the Company amounted to $191, $414 and $2,166 for the years ended December 31, 2013, 2012 and 2011, respectively.
Loss before taxes from domestic operations of Holdings was $15,051, $14,789 and $22,015 for the years ended December 31, 2013, 2012 and 2011, respectively. Loss before taxes from domestic operations of Stanadyne was $2,279, $2,228 and $9,646 for the years ended December 31, 2013, 2012 and 2011, respectively. Income before taxes from foreign operations of the Company was $1,172, $3,808 and $831 for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013 and 2012, Holdings had unused domestic federal and state net operating loss carry forwards of $55,233 and $33,756 that are scheduled to expire in between five and twenty years. At December 31, 2013 and 2012, Stanadyne had unused domestic federal and state net operating loss carry forwards of $24,948 and $6,891, respectively, that are scheduled to expire in between five and twenty years.
The Company had unused foreign net operating loss carry forwards of $13,209 and $14,775 at December 31, 2013 and 2012, respectively, which will expire between five years and an unlimited period. Under tax laws implemented in 2011, net operating losses of Italy may be carried forward indefinitely. Prior to the tax law change, the foreign net operating losses could be carried forward for only five years after being generated.
At December 31, 2013 and 2012, Holdings had valuation allowances of $31,834 and $32,960, respectively, for federal and state tax benefits that will not be realized. Holdings established the full valuation allowance at the end of 2011 as it determined that it was more likely than not that its federal and state deferred tax assets would not be realized. Factors considered by Holdings in this determination included losses incurred in recent periods. At December 31, 2013, Stanadyne had valuation allowances of $6,501 for federal and state tax benefits that will not be realized. A full valuation allowance was established during the third quarter of 2013 with respect to Stanadyne's federal and state deferred tax assets as it was determined that it was more likely than not that these deferred tax assets would not be realized. Factors considered by Stanadyne in this determination included losses incurred in recent periods. In addition, Holdings and Stanadyne recorded a valuation allowance of $5,840 and $5,101 at December 31, 2013 and 2012, respectively, related to SAPL, SpA and SCC. It is more likely than not that all other deferred tax assets will be fully realized based on projections for future taxable income and the expectation that a significant portion of these deferred tax assets will be realized by offsetting them against temporary items.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented as follows:

	Holdings		Stanadyne
	2013	2012	2013	2012
Current:
Deferred tax assets:
Postretirement benefits	$149	$279	$149	$279
Severance	196	36	196	36
Compensated absences	762	757	762	757
Workers’ compensation	168	220	168	220
Health benefits	122	208	122	208
Warranty	226	292	226	292
Other	1,902	946	1,884	946
Deferred tax assets before valuation allowance	3,525	2,738	3,507	2,738
Less: valuation allowance	(2,538)	(1,919)	(1,709)	(499)
Deferred tax assets after valuation allowance	987	819	1,798	2,239
Deferred tax liabilities
Inventory reserves	(1,223)	(1,353)	(1,223)	(1,353)
Other	(167)	(217)	(167)	(217)
Deferred tax liabilities	(1,390)	(1,570)	(1,390)	(1,570)
Net current deferred tax (liabilities)assets	$(403)	$(751)	$408	$669

	Holdings		Stanadyne
	2013	2012	2013	2012
Non-current:
Deferred tax assets:
Postretirement benefits	$12,997	$19,473	$12,997	$19,473
Net operating loss carry forwards	20,857	13,085	10,221	6,030
Workers’ compensation	761	1,034	761	1,034
Tax credits	2,936	1,903	2,936	1,903
Accrued interest on Discount Notes	14,691	14,691	—	—
Other	3,836	2,011	3,841	1,946
Deferred tax assets before valuation allowance	56,078	52,197	30,756	30,386
Less: valuation allowance	(34,999)	(36,005)	(10,496)	(4,466)
Deferred tax assets after valuation allowance	21,079	16,192	20,260	25,920
Deferred tax liabilities:
Property, plant, equipment and other	(34,685)	(32,301)	(34,685)	(32,278)
Post retirement benefits	(5,655)	(3,005)	(5,655)	(3,005)
Other	(382)	(416)	(374)	(416)
Deferred tax liabilities	(40,722)	(35,722)	(40,714)	(35,699)
Net non-current deferred tax liabilities	(19,643)	(19,530)	(20,454)	(9,779)
Total net deferred tax liabilities	$(20,046)	$(20,281)	$(20,046)	$(9,110)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following summarizes the activity related to the unrecognized tax benefits:

	2013	2012	2011
Balance at January 1	$331	$367	$336
Reversal of tax positions taken in prior periods	—	(40)	—
Additions based on tax positions related to current year	5	4	31
Reversal of tax positions related to settlements with tax authorities	—	—	—
Reversal of tax positions related to lapse of statute of limitations	—	—	—
Balance at December 31	$336	$331	$367
All of the unrecognized tax benefits would, if recognized, impact the annual effective tax rate. Income tax expense for potential penalties and interest of $20, $20 and $63 was recorded during 2013, 2012 and 2011, respectively. The Company recognized interest and penalties as a component of income tax expense. The Company does not expect any material changes to the unrecognized tax benefits to occur over the next twelve months. The Company has approximately $162 and $142 accrued for interest and penalties as of December 31, 2013 and 2012, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions, and the Company is subject to routine audit by many different tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. The Internal Revenue Service has completed an examination of the 2008 through 2010 U.S. federal income tax returns. These examinations did not result in any additional income tax expense.

(15)	401(k) Plan
Substantially all of the Company’s domestic employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (“401(k) Plan”). The 401(k) Plan provides such employees with the opportunity to save for retirement on a tax deferred basis. Effective April 2007, the 401(k) Plan was amended to: (i) increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who were not then contributing 3% or more of compensation. The Company made matching contributions of $1,088, $1,068 and $1,141 during the years ended December 31, 2013, 2012 and 2011, respectively.

(16)	Stockholders’ Equity
Common Stock. During the years ended December 31, 2013 and 2012, there were no stock options exercised. During the year ended December 31, 2011, one former employee exercised stock options to purchase 37,500 shares of Holdings’ common stock at $0.47 per share for $18. There were no shares purchased by the Company during 2013, 2012 and 2011.
Stock Options. In August 2004, Holdings established the 2004 Equity Incentive Plan (the “Option Plan”) to provide for the award of non-qualified stock options to attract and retain people who are in a position to make a significant contribution to the success of the Company and its subsidiaries. Awards granted under the Option Plan vest over a period of one to four years contingent upon achievement of certain financial performance targets as defined by the Option Plan and expire 10 years after the date of grant. There are 16,000,000 shares authorized for the Option Plan with 3,953,670 available for future grants as of December 31, 2013.
The Company uses a Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, fair value of common stock, probability that financial targets will be met, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2013, 2012 and 2011:

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Year Ended, December 31, 2013	Year Ended, December 31, 2012	Year Ended, December 31, 2011
Risk-free interest rate	2.66%	1.81%	3.82%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	65.00%	65.00%	65.00%
Expected term in years	2.50	6.25	6.25
The expected volatility is based on historical volatility of small capitalization companies in the same industry sector as the Company. The expected term of options represents the period of time that options granted are expected to be outstanding using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant having a term equal to the expected term of the option.
Presented below is a summary of stock option activity for the Option Plan and other option grants for the years ended December 31, 2013, 2012 and 2011.

	Outstanding		Exercisable
	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2010	14,978,750	$0.51	3,046,250	$0.47
Exercised	(37,500)	0.47	(37,500)	0.47
Cancelled (1)	(1,162,500)	0.69	—	—
Vested	—	—	—	—
Granted (1) (2)	400,000	0.47	—	—
December 31, 2011 (3)	14,178,750	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled (1)	(400,000)	0.47	—	—
Vested	—	—	—	—
Granted (1) (2)	1,000,000	0.47	—	—
December 31, 2012 (3)	14,778,750	$0.49	3,008,750	$0.47
Exercised	—	—	—	—
Cancelled (1)	(3,475,000)	0.48	—	—
Vested	—	—	875,000	0.47
Granted (1) (2)	875,000	0.47	—	—
December 31, 2013 (3)	12,178,750	$0.49	3,883,750	$0.47

(1)
The weighted average grant-date fair value of options issued during the years ended December 31, 2013, 2012 and 2011 was $0.01. The weighted average grant-date fair value of unvested options cancelled during the years ended December 31, 2013, 2012 and 2011 was $0.08, $0.01 and $0.18, respectively.

(2)
875,000 options were issued on September 30, 2013 with an exercise price of $0.47 per share. 1,000,000 options were issued on October 10, 2012 with an exercise price of $0.47 per share. 400,000 options were issued on May 31, 2011 with an exercise price of $0.47 per share.

(3)	The weighted average remaining life of options outstanding as of December 31, 2013, 2012 and 2011 was 2.5 years, 3.7 years and 4.4 years, respectively.

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation awards granted under the Option Plan. No compensation expense is expected to be recorded as management determined that it is not probable that the financial performance targets associated with the awards will be achieved. There was no stock-based employee

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

compensation expense in 2013, 2012 and 2011. There were 8,295,000 and 11,770,000 non-vested stock options outstanding at December 31, 2013 and 2012, respectively. The weighted average grant date fair value of non-vested stock options was $0.24 and $0.19 per share as of December 31, 2013 and 2012, respectively.

(17)	Redeemable Non-controlling Interest
The Company funded expansion of manufacturing operations in SAPL through a combination of new debt and equity issuances which were completed during 2010. SAPL issued additional common shares to Stanadyne and the non-controlling interest shareholders for net proceeds of $1.6 million and $0.6 million, respectively. As a result of this additional investment in SAPL, Stanadyne’s controlling share increased from 51.0% to 64.9%.
In March 2010, the Company entered into a put arrangement as part of an amendment to the SAPL Joint Venture Agreement with respect to the common securities that represent the 35.1% non-controlling interest. The non-controlling interest shareholders have an option to put their ownership interests to Stanadyne during a 90-day period beginning March 1, 2015. Due to the put option, the non-controlling interest is redeemable and does not qualify as permanent equity. As a result, this redeemable non-controlling interest is recorded in the mezzanine section of our consolidated balance sheets and is reported at estimated redemption value. At December 31, 2013 and 2012, the redemption value was $0.7 million and $0.9 million, respectively. Changes in the redemption value are charged to retained earnings if available or to additional paid in capital. The recognition of the redemption value of this redeemable non-controlling interest was affected through an increase to redeemable non-controlling interests and a charge to additional paid-in capital.

(18)	Related Party Transactions
During the years ended December 31, 2012 and 2011, the Company incurred management fees of $563 and $750, respectively, payable to Kohlberg & Company L.L.C. for management services provided. These charges are included in selling, general, administrative and other operating expenses. There were no management fees incurred during the year ended December 31, 2013.
On December 16, 2011, Stanadyne and Wells Fargo amended the terms of the U.S. Revolver as well as the terms of the EXIM Sub-facility. The U.S. Revolver amendment increased the maximum borrowings from $35.0 million to $55.8 million by adding a Maximum Guaranteed Revolver Amount (“Guaranteed Facility”) as defined by the Credit Agreement of $20.8 million. The U.S. Revolver was further amended on February 13, 2013, increasing the maximum borrowings by $5.0 million to $60.8 million. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. that are the primary equity holders of Holdings are the guarantors of the Guaranteed Facility.
The indenture governing Stanadyne’s senior subordinated notes limits the amount of dividends that can be paid to an amount calculated under a Restricted Payments Basket (as defined by the terms of the indenture) (“RP Basket”). Holdings relies on dividends from SIHC which are received from Stanadyne to make semi-annual interest payments on its senior discount notes. Failure to make these interest payments would result in an event of default under the terms of the senior discount notes. Kohlberg has advised Holdings that it would provide financial assistance to Holdings, to the extent necessary, in meeting the semi-annual interest payments. As a result, on August 14, 2013 and February 14, 2014, Holdings and Kohlberg entered into Convertible Subordinated Note ("Notes") agreements providing for a term loans in an aggregate principal amounts of $6.0 million each, for a total of $12.0 million. The Notes carry a 5-year term with an interest rate of 12.00% per annum payable in semi-annual installments. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. The Notes are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value.
In conjunction with issuance of the Notes, on August 14, 2013 and February 14, 2014, the Guaranteed Facility was reduced to $15.8 million and $10.8 million, respectively, reducing the maximum borrowings under the revolver to $55.8 million at December 31, 2013, and $50.8 million at February 14, 2014.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(19)	Significant Customers
Sales to customers and their affiliates which represented approximately 10% or more of consolidated total net sales were as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Sales	% of total Net Sales	Sales	% of total Net Sales	Sales	% of total Net Sales
Significant Customers:
Deere & Company ("Deere")	$80,905	30.2%	$104,133	41.4%	$94,307	38.4%
General Motors ("GM")	$47,278	17.7%	$559	0.2%	$317	0.1%
Accounts receivable balances with Deere and its affiliates were $7,535, $16,836 and $8,233 at December 31, 2013, 2012 and 2011 respectively.
Accounts receivable balances with GM and its affiliates were $10,644, $228 and $1,176 at December 31, 2013, 2012 and 2011 respectively.

(20)	Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.
The following is a hierarchy used for measuring fair value. The hierarchy prioritizes inputs for valuation techniques used to measure fair value into three categories:
(1) Level 1 inputs, which are considered the most reliable, are quoted prices in active markets for identical assets or liabilities.
(2) Level 2 inputs are those that are observable in the market place, either directly or indirectly for the asset or liability.
(3) Level 3 inputs are unobservable due to unavailability, and, as such, the entity’s own assumptions are used.
The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$298	$298

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial liabilities:
SAPL debenture embedded conversion option	$—	$—	$1,150	$1,150
As described in Note 11, the SAPL debenture embedded conversion option is considered a derivative and is recorded at its fair value. The value of the option is calculated using the Monte Carlo simulation approach, which takes into account certain assumptions

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

which include the value of SAPL equity, the discount yield of 15.75%, volatility of 65% and risk free rate of 8.6%, among others. Increases or decreases in any of the input assumptions would not result in a material change to the fair value measurement of the SAPL debenture embedded conversion option.
An unrealized (gain) loss, which is included in other income in the consolidated statement of operations, amounting to $(728) and $728, was the only activity for Level 3 liabilities at December 31, 2013 and 2012, respectively.

(21)	Commitments and Contingencies
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
The effect of this indemnification is to limit environmental exposure of known sites. However, there are limitations to this indemnification. Estimates of future costs of environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable and has accrued its best estimate, $683 and $724, with respect to these matters at December 31, 2013 and 2012, respectively. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. However, management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.
The Company provides a limited warranty for specific products and recognizes the projected cost for this warranty in the period the products are sold. The Company’s warranty accrual is included as a component of accrued liabilities in the consolidated balance sheets. Changes in the Company’s warranty accrual are presented below:

	2013	2012
Warranty liability, beginning of year	$893	$774
Warranty expense based on products sold	957	1,562
Warranty claims paid	(1,093)	(1,443)
Warranty liability, end of year	$757	$893

(22)	Segments
The Company has one reportable segment. The Company manufactures its own proprietary products including fuel pumps for diesel and gasoline engines, injectors and filtration systems for diesel engines, and various non-proprietary products manufactured under contract for other companies. The Company’s proprietary products currently account for the majority of its sales.

(23)	Foreign and Geographic Information
The Company has manufacturing operations in the United States, Italy, India and China. The following is a summary of significant financial information by geographic area:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sales:
Domestic – United States	$110,881	$101,749	$94,216
Foreign net sales:
Mexico	43,596	33,181	29,915
France	26,824	25,449	26,513
United Kingdom	20,192	20,523	21,387
Italy	16,440	16,203	17,252
India	12,205	19,369	15,570
Germany	10,594	9,542	16,219
All other	27,099	25,443	24,689
Total foreign sales	156,950	149,710	151,545
Net sales	$267,831	$251,459	$245,761

	December 31, 2013	December 31, 2012
Long-lived assets:
United States	$50,075	$48,615
Italy	11,508	11,772
India	7,600	9,635
China	10,603	9,369
Long-lived assets	$79,786	$79,391

	Holdings		Stanadyne
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net deferred income tax liabilities:
United States	$(19,540)	$(19,724)	$(19,540)	$(8,553)
Italy	(506)	(557)	(506)	(557)
India	—	—	—	—
Net deferred income tax liabilities	$(20,046)	$(20,281)	$(20,046)	$(9,110)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(24)	Valuation and Qualifying Accounts
The components of significant valuation and qualifying accounts were as follows:

	Allowance for	Holdings	Stanadyne
	Uncollectible Accounts Receivable	Income Tax Valuation Allowance	Income Tax Valuation Allowance
December 31, 2011	$259	$33,244	$6,104
Charged to costs and expenses	22	2,850	(1,139)
Charged to other comprehensive income	—	1,830	—
Write-offs	(20)	—	—
Effect of exchange rate changes	(3)	—	—
December 31, 2012	$258	$37,924	$4,965
Charged to costs and expenses	(37)	1,402	13,699
Charged to other comprehensive income	—	(1,789)	(6,459)
Write-offs	—	—	—
Effect of exchange rate changes	(1)	—	—
December 31, 2013	$220	$37,537	$12,205

(25)	Reorganization
During the second quarter of 2009, as a part of its strategic plan and cost reduction initiatives, the Company decided to consolidate its U.S.-based manufacturing capacity by expanding its operations in the existing North Carolina locations and transferring manufacturing operations from the Company’s Windsor, Connecticut location. Reorganization costs were primarily for relocation of equipment and staffing to manage the project and were reflected as components of selling, general and administrative expenses within the accompanying consolidated statements of operations. Hourly and salaried employees of the Windsor, Connecticut workforce that were displaced by this consolidation received compensation, based on years of service and skill level, if they remained employed until their positions were eliminated. The Company also identified certain assets in Windsor, Connecticut that would no longer be used following the completion of the reorganization activity and had accelerated depreciation of these assets to their estimated net realizable value over their revised estimated useful life. The accelerated depreciation was charged to cost of goods sold and selling, general, administrative and other operating expenses within the accompanying consolidated statements of operations.
A summary of the changes in the Company’s completion bonus accrual is provided below:

	Years ended December 31,
	2013	2012	2011
Completion bonus, beginning of period	$80	$248	$2,066
Completion bonus expenses	(34)	—	(39)
Cash payments	(46)	(168)	(1,779)
Completion bonus, end of period	$—	$80	$248

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following information summarizes the costs incurred with respect to the reorganization and other charges:

Year ended December 31,
2011
Reorganization costs	$4,293
Completion bonus expenses	(39)
Other charges: accelerated depreciation	—
Total	$4,254
The reorganization activities which began in 2009 were substantially complete as of December 31, 2011. The following information summarizes the costs incurred with respect to the reorganization and other charges since inception:

Total costs and charges
Reorganization costs	$16,991
Completion bonus expenses	2,164
Other charges: accelerated depreciation	1,344
Total	$20,499
With the substantial completion of the reorganization of the U.S. manufacturing activities, the Company anticipates to realize annual savings of approximately $10.0 million. The majority of the savings will be realized within cost of goods sold. These expected savings may be offset to some degree by costs associated with initiatives to grow our business.

(26)	Supplemental Financial Statements
As disclosed in Note 11, the U.S. Revolver limits the amount of dividends and other payments that can be made by Stanadyne, and the Notes are subject to covenants including limitations on indebtedness, liens, and dividends or other distributions to stockholders. As such, the supplemental condensed balance sheets as of December 31, 2013 and 2012 and supplemental condensed statements of operations and cash flows for 2013, 2012 and 2011 are presented below for Holdings on a stand-alone basis since the restricted net assets of certain consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. There are no restrictions on the net assets of Stanadyne's consolidated subsidiaries requiring Stanadyne to be presented on a stand-alone basis.

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

STANADYNE HOLDINGS, INC.
SUPPLEMENTAL CONDENSED BALANCE SHEET
	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$4	$1
Other current assets	—	66
Total current assets	4	67
Intangible and other assets	292	552
Investment in subsidiaries	50,445	47,836
Due from Stanadyne Corporation	2,323	3,234
Total assets	$53,064	$51,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	4,874	4,609
Total current liabilities	4,874	4,609
Other liabilities	—	11,251
Long-term debt	106,000	100,000
Stockholders’ deficit	(57,810)	(64,171)
Total liabilities and stockholders’ deficit	$53,064	$51,689

STANADYNE HOLDINGS, INC.
SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Selling, general and administrative expenses	$237	$301	$108
Operating loss	(237)	(301)	(108)
Interest expense	12,536	12,261	12,261
Income tax (benefit) expense	(15,841)	470	15,576
Income (loss) before subsidiary (loss) income	3,068	(13,032)	(27,945)
Subsidiary (loss) income	(11,501)	294	(4,222)
Net loss	$(8,433)	$(12,738)	$(32,167)

STANADYNE HOLDINGS, INC. AND SUBSIDIARIES
STANADYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

STANADYNE HOLDINGS, INC.
SUPPLEMENTAL CONDENSED STATEMENTS OF CASH FLOW
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,433)	$(12,738)	$(32,167)
Amortization of debt discount & deferred financing fees	260	260	260
Deferred income tax (benefit) expense	(15,841)	470	16,901
Subsidiary loss (income)	11,501	(294)	4,222
Change in operating assets and liabilities	1,178	302	(1,234)
Net cash used in operating activities	(11,335)	(12,000)	(12,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term debt	6,000	—	—
Dividends received	5,338	12,000	12,000
Proceeds from exercise of stock options	—	—	18
Net cash provided by financing activities	11,338	12,000	12,018

Net change in cash and cash equivalents	3	—	—
Cash at cash equivalents at beginning of period	1	1	1
Cash at cash equivalents at end of period	$4	$1	$1

(27)	Subsequent Events

On February 12, 2014, Stanadyne entered into a Commitment Letter (the “Commitment Letter”) with certain funds and accounts managed or advised by Beach Point Capital Management LP (collectively, the “Lenders”) pursuant to which the Lenders have committed, subject to the terms and conditions specified in the Commitment Letter, to provide a $220.0 million senior secured second lien term loan (the “Loan”) to Stanadyne, maturing on the fifth anniversary of closing. The Loan may be drawn in the sole discretion of Stanadyne on or prior to April 30, 2014. As of the date of this filing, Stanadyne has not yet drawn upon the Commitment Letter, and therefore has not completed this refinancing.
On February 14, 2014, Holdings and Kohlberg entered into a Convertible Subordinated Note ("Notes") agreement providing for a term loan in an aggregate principal amount of $6.0 million. The Notes carry a 5-year term with an interest rate of 12.0% per annum payable in semi-annual installments in arrears commencing in August 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. The Notes are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value. The guaranteed facility portion of the U.S. Revolver, as defined by the Credit Agreement, was reduced by $5.0 million as a result of this additional debt, decreasing the total commitment under the Credit Agreement to $50.8 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures

Holdings
As of December 31, 2013, an evaluation of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures was conducted by management under the supervision and with the participation of the President and Chief Financial Officer of Holdings. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the President and Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the President and Chief Financial Officer of Holdings have concluded that, as of December 31, 2013, Holdings’ disclosure controls and procedures were effective.
Stanadyne
As of December 31, 2013, an evaluation of the effectiveness of the design and operation of Stanadyne’s disclosure controls and procedures was conducted by management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Stanadyne. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Stanadyne, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of Stanadyne have concluded that, as of December 31, 2013, Stanadyne’s disclosure controls and procedures were effective.

(b) Management’s report on internal control over financial reporting

Holdings and Stanadyne
Holdings and Stanadyne's management is responsible for establishing and maintaining effective internal control over financial reporting in order to provide reasonable assurance of the reliability of the Company's financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting involves policies and procedures that (i) require maintenance of records that in reasonable detail accurately reflect Holdings’ financial transactions and disposition of assets; (ii) provide reasonable assurance that these transactions are recorded as required to support preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and (iii) provide reasonable assurance for the prevention or timely detection of unauthorized use of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission issued in 1992. Based on this assessment, management concluded that Holdings' and Stanadyne's internal control over financial reporting was effective as of December 31, 2013.

(c) Changes in internal control

Holdings and Stanadyne
There were  no changes in internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect the Companies' internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age and position as of December 31, 2013 of each person who is a member of the Board of Directors or an executive officer of each of Holdings and Stanadyne. Holdings, Kohlberg and other stockholders of Holdings are parties to that certain Stockholders Agreement, dated August 6, 2004 (the “Stockholders Agreement”) pursuant to which such persons have certain registration rights and participation rights. Pursuant to the Stockholders Agreement, Kohlberg has the right to elect the directors of Holdings. Consequently, Holdings does not have a nominating committee. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. All directors of Holdings also serve as directors of Stanadyne. All directors, other than M. David Jones, are affiliated with Kohlberg & Company, L.L.C. and have been selected to be directors pursuant to the Stockholders Agreement based on their experience in serving as directors of other Kohlberg portfolio companies, many of which are manufacturing companies like Stanadyne, which we believe make them well qualified to serve as directors. Mr. Jones, retired as President of Holdings and Chief Executive Officer of Stanadyne on September 30, 2013. We believe his experience with the Company since 2006 and over 40 years of experience in manufacturing and engine-related businesses make him well qualified to serve as a director of both companies.
Directors do not receive compensation for their services as directors, with the exception of Mr. Wiggins and Mr. Jones. Mr. Wiggins, as Chairman of the Board of Stanadyne, received $250,000 in annual fees in 2013, 2012 and 2011. There were no bonus amounts earned in those years. Effective upon Mr. Jones' retirement on September 30, 2013, Mr. Jones will receive $50,000 in annual fees for serving as a director of Holdings and Stanadyne. Directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. There are no family relationships between any director and executive officer.

STANADYNE HOLDINGS, INC.
Name	Age	Position
Robert G. Isaman	52	President and Director (1)
Stephen S. Langin	55	Chief Financial Officer and Corporate Secretary
Samuel P. Frieder	49	Director (1), (2)
Seth H. Hollander	37	Director (3)
M. David Jones	66	Director
James D. Wiggins	66	Director and Chairman of the Board (1)
Evan D. Wildstein	42	Director
Gordon H. Woodward	45	Director (1), (2), (3)

(1)	Member of Executive Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

STANADYNE CORPORATION
Name	Age	Position
Robert G. Isaman	52	President, Chief Executive Officer and Director (1)
Stephen S. Langin	55	Vice President, Chief Financial Officer and Corporate Secretary
David P. Galuska	58	Vice President, Chief Operating Officer
Jean S. McCarthy	66	Vice President, Human Resources
John A. Pinson	48	Vice President, Engineering and Chief Technology Officer
Joseph M. Vorih	46	Vice President, Chief Commercial Officer
Samuel P. Frieder	49	Director (1), (2)
Seth H. Hollander	37	Director (3)
M. David Jones	66	Director
James D. Wiggins	66	Director and Chairman of the Board (1)
Evan D. Wildstein	42	Director
Gordon H. Woodward	45	Director (1), (2), (3)

(1)	Member of Executive Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee
Robert G. Isaman, President, Chief Executive Officer and Director of Stanadyne and President and Director of Holdings. Mr. Isaman joined the Company on September 30, 2013 as President and Chief Executive Officer of Stanadyne and President of Holdings. He became director of each of Holdings and Stanadyne on September 30, 2013. Since June 2012, Mr. Isaman has been an Operating Partner at Kohlberg & Company (“Kohlberg”), the Company’s majority shareholder. From 2010 to 2012, Mr. Isaman was Chief Executive Officer of Stolle Machinery Company, LLC. From 2007 to 2009, Mr. Isaman was President at Terex Construction and Roadbuilding, with responsibility for divisions that design, manufacture, distribute and provide aftermarket services for a wide variety of roadbuilding and construction vehicles and equipment. Prior to that, Mr. Isaman spent 21 years at United Technologies Corporation in a number of positions of increasing responsibility, including serving as Vice President of Marketing and Field Operations of Otis Elevator Company in Hong Kong, S.A.R. from 2001 to 2002 and as President of Otis Elevator (China) Investment, Ltd. in Beijing, China from 2002 to 2005, before rising to the position of President of Fire Safety Americas, UTC Fire & Security in 2006. Since December 2012, Mr. Isaman has been a member of the board of directors and audit committee of TechPrecision Corporation, a global manufacturer of precision, large-scale fabricated and machined metal components and systems. From 2012 to July 2013, Mr. Isaman served as executive chairman of AGY Holding Corp., a private company that is a leader in high performance glass fiber yarn materials. He also currently serves on the Advisory Board of ClearEdge Power, a provider of clean, distributed power systems. Mr. Isaman holds a Bachelors of Science in Marketing from the University of Maryland and an M.B.A. from the George Washington University. As a result of Mr. Isaman’s professional experiences, Mr. Isaman possesses particular knowledge and experience in various manufacturing industries, including heavy machinery, in developing globally specialty businesses, and technical knowledge that strengthen the Boards’ collective qualifications, skills and experience.
Stephen S. Langin, Vice President, Chief Financial Officer and Corporate Secretary of Stanadyne and Chief Financial Officer and Corporate Secretary of Holdings. Mr. Langin joined Stanadyne in 1981 and held progressively more responsible positions in accounting until being named Corporate Controller in 1989. In 2001, Mr. Langin was promoted to his current positions with Stanadyne. Mr. Langin became the Chief Financial Officer and Secretary of Holdings on June 1, 2005. Mr. Langin is a Director of Stanadyne Amalgamations Private, Ltd., the Company’s majority owned joint venture in India and is a Director of Stanadyne Changshu Corporation, the Company’s wholly-owned subsidiary in China. Mr. Langin holds a B.S. in business administration and an M.B.A. degree from the University of Connecticut.
David P. Galuska, Vice President, Chief Operating Officer. Prior to joining Stanadyne in September 2012, Mr. Galuska was with United Technologies Corporation where he served as Senior Vice President, Operations for Pratt & Whitney since 2009. His prior positions included Vice President, Operations for Hamilton Sunstrand from 2005 to 2009 and Vice President, Operations for Sikorsky Aircraft from 2001 to 2005. Earlier in his career, he held positions in Materials Management, Customer Support, Shop Operations and Manufacturing Engineering. Mr. Galuska holds an undergraduate degree from the University of Connecticut and an M.B.A. degree from Western New England University.
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
John A. Pinson, Vice President, Engineering and Chief Technology Officer. Prior to joining Stanadyne in September 2009, Mr. Pinson served as Vice President, Diesel and Large Engines as well as Acting Vice President, Business Development and Marketing for Ricardo from 2008 to 2009. Prior to joining Ricardo, Mr. Pinson spent 14 years with General Motors where he worked in a variety of positions of increasing responsibility within the R&D and Powertrain organizations including the FIAT-GM Powertrain joint venture in Turin, Italy. Mr. Pinson holds both a B.S. and M.S. in Mechanical Engineering from Clemson University and a Ph.D. in Mechanical Engineering, with a focus on diesel combustion technology, from Pennsylvania State University. Mr. Pinson also holds an M.B.A. from the University of Michigan.
Joseph M. Vorih, Vice President, Chief Commercial Officer. Mr. Vorih joined Stanadyne in 2006 as Vice President, International. In October 2008, he was appointed to the position of Vice President, Global Sales and Marketing. He was appointed to his current position in October 2012. Prior to joining Stanadyne, Mr. Vorih worked with Danaher Corporation for sixteen years, most recently as general manager of Danaher’s high-precision automation systems. During his sixteen-year tenure with Danaher Corporation, Mr. Vorih held positions within Danaher’s Ball Screws, Veeder-Root and Jacobs Vehicle divisions. Mr. Vorih holds a B.S. and an M.S. degree in mechanical engineering from Massachusetts Institute of Technology. He also holds an M.B.A from Rensselaer Polytechnic Institute.
Samuel P. Frieder, Director. Mr. Frieder has served as a director of Holdings and Stanadyne since August 2004. He has served as Chairman of both the Executive and Compensation Committees for Holdings and Stanadyne since January 24, 2005. Mr. Frieder is the Managing Partner of Kohlberg & Company, L.L.C., which he joined in 1989. He is a member of the board of directors of Aurora Products Group, LLC, Bauer Performance Sports, Ltd., BioScrip, Inc., Chronos Life Group, LP, e+CancerCare, LLC, HawkeyePedershaab, Inc., Katy Industries, Inc., Kellermeyer Bergensons Services, LLC, Nellson Nutraceutical, LLC, Nielsen & Bainbridge, LLC, Packaging Dynamics Corporation, Pittsburgh Glass Works, LLC, Philips-Medisize Corporation, Risk Strategies Company, Sabre Industries, Inc., SouthernCare, Inc., SVP Holdings, Ltd. and Trico Products Corp. Mr. Frieder received an A.B. from Harvard College. As a result of these professional experiences, Mr. Frieder possesses particular knowledge and experience in corporate finance, corporate governance, corporate and business development, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.
Seth H. Hollander, Director. Mr. Hollander has served as director of Holdings and Stanadyne since January 2007 and as a member of each company’s Audit Committee since July 2009. Mr. Hollander is a Partner of Kohlberg & Company, L.L.C., which he joined in 2001. He is a member of the board of directors of AGY Holding Corporation, HawkeyePedershaab, Inc., Kellermeyer Bergensons Services, LLC, Nellson Nutraceutical, LLC, Nielsen & Bainbridge, LLC and Packaging Dynamics Corporation. Mr. Hollander received a B.B.A. from University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Hollander possesses particular knowledge and experience in corporate finance, accounting, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.
James D. Wiggins, Director and Chairman of the Board. Mr. Wiggins has served as a director and Chairman of the Board of Holdings and Stanadyne since August 6, 2004. He has served on the Executive Committees for both Holdings and Stanadyne since January 24, 2005. Mr. Wiggins is a Principal of Kohlberg & Company, L.L.C., which he joined in 2002. He also is currently Chairman and Chief Executive Officer of Pittsburgh Glass Works L.L.C., and Executive Chairman and director of Trico Products, Inc., both Kohlberg portfolio companies. Mr. Wiggins was previously Chairman and CEO of Holley Performance Products, Inc. from 2002 to 2007. Prior to joining Kohlberg & Company, Mr. Wiggins was President and Chief Executive Officer of the Gates Group of Companies, a subsidiary of Tomkins PLC, which acquired Schrader-Bridgeport International, Inc. from Kohlberg & Company in 1998. Mr. Wiggins received a B.S.M.E. from Lawrence Technological University and an M.B.A. from Ball State University. As a result of these and other professional experiences, Mr. Wiggins possesses particular knowledge and experience in the engine components manufacturing industry, in developing globally specialty businesses, and technical knowledge that strengthen the Board’s collective qualifications, skills and experience.
Evan Wildstein, Director. Mr. Wildstein has served as a director of Holdings and Stanadyne since February 14, 2011. Mr. Wildstein is a Partner of Kohlberg & Company, L.L.C., which he joined in 1994. He is a member of the Board of Directors of Chronos Life Group, LP, e+CancerCare, LLC, Pittsburgh Glass Works, LLC, SouthernCare, Inc., SVP Holdings, Ltd. and Trico Products Corp. Mr. Wildstein holds a B.B.A. from the University of Michigan, Ann Arbor. As a result of these professional experiences, Mr. Wildstein possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.
Gordon H. Woodward, Director. Mr. Woodward has served as a director of Holdings and Stanadyne since August 6, 2004. Since 2005, Mr. Woodward has served as Chairman of the Audit Committees for both Holdings and Stanadyne and has served on both the Executive and Compensation Committees since January 24, 2005. Mr. Woodward is a Partner and Chief Investment Officer

of Kohlberg & Company, L.L.C., which he joined in 1996. He is a member of the board of directors of Aurora Products Group, L.L.C., Bauer Performance Sports, Ltd., BioScrip, Inc., Chronos Life Group, LP, e+CancerCare, LLC, Kellermeyer Bergensons Services, LLC, Nellson Nutraceutical, LLC, Nielsen & Bainbridge, LLC, Packaging Dynamics Corporation, Pittsburg Glass Works, LLC, Phillips-Medisize Corporation, Risk Strategies Company, Sabre Industries, Inc., SouthernCare, Inc., SP Plus Corporation and SVP Holdings, Ltd. Mr. Woodward received an A.B. from Harvard College. As a result of these professional experiences, Mr. Woodward possesses particular knowledge and experience in corporate finance, corporate governance, strategic planning, business evaluation and oversight and financial analysis that strengthen the Board’s collective qualifications, skills and experience.
M. David Jones, Director. Mr. Jones retired from the Company on September 30, 2013 as President and Chief Executive Officer of Stanadyne and President of Holdings. He became director of each of Holdings and Stanadyne on February 24, 2006. Mr. Jones had served on the Executive Committees for both Holdings and Stanadyne since March 6, 2006. Prior to joining Stanadyne, he served as the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. from 2000 to 2003. From 1970 to 2000, Mr. Jones was employed by Cummins Engine Company, Inc. where he held positions of increasing responsibility, culminating in a tenure as Vice President of the Filtration Group and President of Fleetguard/Nelson Inc. Mr. Jones holds a bachelor’s degree from Tennessee Technological University and an M.B.A. degree from Harvard University. As a result of these and other professional experiences, Mr. Jones possesses particular knowledge and experience in the engine components manufacturing industry, in developing globally specialty businesses, and technical knowledge that strengthen the Board’s collective qualifications, skills and experience.

AUDIT COMMITTEE FINANCIAL EXPERT
The audit committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The duties and responsibilities of the audit committees include the engagement and termination of the companies’ independent registered public accounting firm, otherwise overseeing the independent auditor relationship, reviewing significant accounting policies and internal controls and reporting its findings to the full board of directors. The Audit Committees consist of Mr. Woodward (Chairman) and Mr. Hollander. The Board of Directors of each of Holdings and Stanadyne has determined that Mr. Hollander has the attributes of an “audit committee financial expert” pursuant to the regulations of the SEC. However, Mr. Hollander may not be considered “independent” pursuant to the listing standards of the Nasdaq Stock Market, if Holdings’ or Stanadyne’s securities were so listed (which they are not), as he is an employee of the majority stockholder of Holdings. Security holders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Hollander’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Hollander any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committees and Boards of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committees or Boards of Directors.
CODE OF ETHICS
All of the Company’s employees and directors are subject to the terms of its formal Business Ethics Policy and Foreign Corrupt Practices Compliance Policy (the “Policies”). These Policies define in addition to other issues, the legal, moral and ethical guidelines which all employees, including executive officers, are required to follow in the discharge of their duties and responsibilities. Although the Company is not subject to the listing requirements for equity issuers which would require having a code of ethics, the Policies constitute a code of ethics within the guidelines set forth in Regulation S-K Item 406. A copy of the Policies may be obtained, without charge, by contacting the Company’s Chief Financial Officer by mail at 92 Deerfield Road, Windsor, CT 06095 or by telephone at (860) 525-0821.

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
Stanadyne’s compensation program consists of base salary, stock options and other incentive and retirement programs, and is designed to recognize position and responsibility as well as reward accomplishment of the Company’s short and long-term objectives. The short term objectives (one year) include achieving earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating cash flows as projected in the Company’s annual operating plan, improving the Company’s quality as perceived by its customers, and implementing a lean manufacturing philosophy. The longer term goals include increasing revenue base, increasing earnings as measured by EBITDA and achieving world-class performance in the areas of quality, delivery and customer satisfaction.
Additional explanation of each element of Stanadyne’s compensation program follows:
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
Performance-Based Incentive Compensation – We believe in a philosophy of pay-for-performance. Consequently, our performance-based incentive compensation plans can provide opportunity for our executives to earn up to a maximum of 125% of their base salary. As position and responsibility increase, a greater portion of the executive’s compensation is performance-based. The performance-based compensation is earned according to the terms of our Employee Incentive Plan (“EIP”), which includes all U.S.-based hourly and salaried employees, as well as select members of management in our international subsidiaries.
The EIP establishes annual goals for EBITDA. Each employee is assigned a Participation Factor expressed in terms of a percentage of the employee’s base salary. These Participation Factors are recommended annually by our Chief Executive Officer and subject to approval by the Compensation Committee. The performance bonus is determined for each employee by multiplying the annual base salary or wages by the individual Participation Factor, multiplied by a Payout Factor. The Payout Factor ranges between 37.5% and 125% and is based on the level of EBITDA generated for the year relative to the EBITDA goal for the same period. Other performance based goals that support attainment of the EBITDA goal may be included in calculating certain individuals' performance-based compensation.
In keeping with our philosophy of reward for performance, EBITDA that is less than 90% of the EBITDA goal results in a Payout Factor of zero, and no performance bonus amounts are earned. The EIP in 2013 was structured to provide a Payout Factor of 75% for achieving at least 90% of the EBITDA goal and increased by 2.5% for each 1% increase in the EBITDA goal, up to 100%. The Payout Factor increased by an additional 1% for each 1% increase in EBITDA above the annual goal, up to a maximum of 125%.
There was no EIP earned by the Named Executive Officers in 2012 and 2013 because the actual EBITDA was less than 90% of the EBITDA goal.
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
As of December 31, 2004, a total of 14,740,000 options to purchase Holdings common stock were granted under the Option Plan to certain members of management and 25,000 options were granted to one Director, Mr. Wier, of which 18,750 expired upon his retirement as a Director in July 2009. In 2006, Mr. Jones was awarded 3,500,000 stock options as part of his employment agreement. He was awarded an additional 750,000 stock options in 2010. The unvested portion of these option awards numbering 3,375,000 were forfeited effective with Mr. Jones' retirement form the Company on September 30, 2013. Effective with his retirement, Mr. Jones was awarded 875,000 options that vest only upon a change in control. Mr. Langin was awarded an additional 300,000 stock options in 2010 which are in addition to the 1,000,000 options he was awarded in 2004. In 2010, 2008 and 2006, Mr. Vorih was awarded 500,000, 150,000 and 250,000 stock options, respectively. Mr. Pinson was awarded 325,000 stock options in 2009 and an additional 275,000 stock options in 2010. In 2011, Mr. May, who was hired as the Company’s Vice President, Global Supply Chain was awarded 400,000 stock options which expired in 2012 upon his resignation. In 2012, Mr. Galuska, who was hired as the Company’s Vice President, Chief Operating Officer, was awarded 1,000,000 stock options.
To further encourage pay for performance, vesting of the option awards each year is dependent upon achieving targeted levels of earnings expressed as EBITDA and defined in the Option Plan. Subject to the terms of the Option Plan, 25% of the options granted in 2004 vested upon completion of the audit of the Company’s financial results for the year ended December 31, 2004. Based on the financial results for subsequent years, no additional options have vested to date.
There were no stock options exercised by the Named Executive Officers in 2013.
Retirement Benefits – Our executive officers are eligible to participate in retirement plans available to all of our eligible employees, including the tax-qualified and non-qualified defined benefit plans, as well as a tax-qualified 401(k) plan.
Pension benefits are provided to the named executive officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Corporation Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations, and the SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Both plans are described in more detail later in this section.
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

•
Cash Allowance – Executives are provided an annual amount of $6,000 to allow them to engage assistance for financial planning, join community-based organizations to foster the Company image, or encourage a health-conscious lifestyle through wellness programs.

•	Medical Reimbursement Plan – Executives are provided a maximum annual reimbursement of $5,000 of medical-related costs not covered by the Company’s underlying health benefit plans.

•	Automobile Allowance – Executives are paid $800 as a monthly allowance for transportation.

•
Life Insurance – The Company pays annual premiums for term life or variable annuity life insurance policies with a death benefit equal to two times average annual compensation for all of the Named Executive Officers, if they so choose this benefit.

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

•
Personal Umbrella Liability Insurance – The Company will reimburse the executives’ annual premium cost of a $2 million personal umbrella liability insurance policy. One Named Executive Officer is reimbursed for the annual policy premium for a $3 million personal umbrella liability insurance policy.

Each of the Holdings and Stanadyne Compensation Committees is comprised of Samuel S. Frieder and Gordon H. Woodward. Mr. Frieder serves as the Chairman of the Compensation Committees. The role and responsibilities of the Compensation Committees include:

•	Evaluating the job performance of the Chief Executive Officer in relationship to mutually established goals and objectives;

•	Reviewing and approving recommendations for periodic salary and benefit changes for Stanadyne’s leadership team, including the Named Executive Officers; and

•	Administering the Company’s Option Plan, including establishing vesting targets and approving option awards as recommended by our Chief Executive Officer.

•
The compensation of executive officers of Stanadyne is determined by the Compensation Committee of Stanadyne and, with respect to the grant of any stock options of Holdings, by the Compensation Committee of Holdings.

The Compensation Committees meet as often as is necessary, usually in conjunction with the quarterly Board of Directors meetings.
The Compensation Committees have structured the elements of the executives’ overall compensation to reward performance through a balance of achievement of both the near and longer term objectives of the Company. Base salary and benefits are designed to attract and retain the most experienced and capable executives, the EIP compensation is designed to motivate success over a twelve month period and the Option Plan is designed to ensure the executives’ commitment to enhancing long-term shareholder value.
In 2011, Mr. Jones recommended that the Company employ Edward May as Vice President, Global Supply Chain to fill the vacancy left by Waqas Sherwani who left the Company in May, 2010. In the fourth quarter of 2011, Mr. Jones also provided recommendations to the Stanadyne Compensation Committee for base salary increases of $25,000 each for Mr. Pinson and Mr. Vorih based on his evaluation of the performance of each and their existing base salary relative to the marketplace. The Stanadyne Compensation Committee evaluated and approved these recommendations.
In 2012, Mr. Jones recommended that the Company employ David P. Galuska as Vice President, Chief Operating Officer to fill the vacancy left by Paul Hegwood who left the Company in March, 2011. The Stanadyne Compensation Committee evaluated and approved this recommendation.
Following his appointment as President and Chief Executive Officer in 2013, Mr. Isaman recommended that the Stanadyne Compensation Committee approve a base salary increase of $25,000 for Mr. Pinson. The Stanadyne Compensation Committee evaluated and approved this recommendation.
COMPENSATION COMMITTEE REPORT
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors of Holdings and Stanadyne that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Submitted by:
Samuel P. Frieder, Chairman
Gordon H. Woodward
Members of the Compensation Committees
Notwithstanding anything to the contrary set forth in any of Holdings’ and Stanadyne’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.
Compensation Committee Interlocks and Insider Participation
All members of the Compensation Committees during 2012 were independent directors, and no member was an employee or former employee. No Compensation Committee member had any relationship requiring disclosure under the section titled “Certain Relationships Related Transactions and Director Independence” in this Form 10-K. During 2013, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committees.
Executive Compensation
M. David Jones served as President of Holdings until his retirement on September 30, 2013. Mr. Isaman served as President of Holdings beginning on September 30, 2013. Stephen S. Langin served as Chief Financial Officer of Holdings. None of Mr. Jones, Mr. Isaman or Mr. Langin received any compensation from Holdings for serving in those positions. The following table sets forth information concerning the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of Stanadyne (the “Named Executive Officers”) for services rendered in fiscal years 2013, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
M. David Jones	2013	401,250			—	206,850	608,100
(President, Chief	2012	535,000			9,369	44,655	589,024
Executive Officer and Director - retired September 30, 2013)	2011	535,000			24,717	39,987	599,704

Robert G. Isaman	2013	139,615			—	5,664	145,279
(President, Chief	2012	—			—	—	—
Executive Officer and Director - effective September 30, 2013)	2011	—			—	—	—

Stephen S. Langin	2013	285,000			50,793	43,019	378,812
(Vice President, Chief	2012	285,000			190,799	43,548	519,347
Financial Officer and Secretary)	2011	285,500			174,331	49,216	509,047

Joseph M. Vorih	2013	285,000			—	43,680	328,680
(Vice President, Chief	2012	285,000			6,397	45,302	336,699
Commercial Officer)	2011	264,167			4,843	47,162	316,172

John A. Pinson	2013	258,750			—	32,981	291,731
(Vice President,	2012	250,000			—	33,516	283,516
Engineering & CTO)	2011	229,167			—	34,893	264,060

David P. Galuska	2013	300,000			—	17,857	317,857
(Vice President, Chief	2012	80,769			—	4,393	85,162
Operating Officer)	2011	—			—	—	—

(1)	Amounts shown are changes in pension value as there are no deferred compensation earnings.

(2)	All Other Compensation amounts included in this table are described for each individual as follows:

(a)
2013 Comments – Mr. Jones retired on September 30, 2013, and according to the terms of his separation agreement, continued to receive salary continuation and company benefits for eighteen months after retirement. His salary continuation benefit totaled $167,702. Amounts received under the Company’s executive benefit plan included $6,000 annual cash allowance, $7,200 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $9,046, $1,508 and $3,468, respectively. Mr. Jones received $8,925 in annual Company 401(k) matching contributions.

2012 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $9,600 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $8,239, $5,597 and $3,468, respectively. Mr. Jones received $8,750 in annual Company 401(k) matching contributions.
2011 Comments – Mr. Jones received various amounts under the Company’s executive benefit plan that included $6,000 annual cash allowance, $9,600 automobile allowance and amounts paid for term life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $3,000, $7,967, $1,377 and $3,468, respectively. Mr. Jones received $8,575 in annual Company 401(k) matching contributions.

(b)	2013 Comments – Mr. Isaman received various amounts under the Company’s executive benefit plan that included a $2,400 automobile allowance and $3,264 in annual Company 401(k) matching contributions.

(c)
2013 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $14,303, $2,535 and $1,989, respectively. Mr. Langin received $8,593 in annual Company 401(k) matching contributions.

2012 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance and long-term care insurance of $14,303, $2,535 and $1,989, respectively. Mr. Langin received $8,750 in annual Company 401(k) matching contributions, as well as $371 reimbursement of annual premium on personal umbrella liability insurance.
2011 Comments – Mr. Langin received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $14,303, $2,535, $1,448 and $1,808, respectively. Mr. Langin received $8,575 in annual Company 401(k) matching contributions, a $347 reimbursement of annual premium on personal umbrella liability insurance, as well as $4,600 income from exercise of his Leased Auto Purchase Option.

(d)
2013 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $10,208, $2,782, $3,968 and $1,692, respectively. Mr. Vorih received $8,812 in annual Company 401(k) matching contributions as well as a $619 reimbursement of annual premium on personal umbrella liability insurance.

2012 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $10,208, $2,782, $5,952 and $1,692, respectively. Mr. Vorih received $8,561 in annual Company 401(k) matching contributions as well as a $507 reimbursement of annual premium on personal umbrella liability insurance.
2011 Comments – Mr. Vorih received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and amounts paid for variable annuity life insurance, disability insurance, reimbursement of health care costs, and long-term care insurance of $10,208, $2,782, $8,574 and $1,692, respectively. Mr. Vorih received $8,306 in annual Company 401(k) matching contributions.

(e)
2013 Comments – Mr. Pinson received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, a $9,600 automobile allowance, a $5,000 reimbursement of health care costs and $3,287 for disability insurance. Mr. Pinson received $8,925 in annual Company 401(k) matching contributions as well as a $169 reimbursement of annual premium on personal umbrella liability insurance.

2012 Comments – Mr. Pinson received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, a $9,600 automobile allowance, a $5,544 reimbursement of health care costs, $1,397 for disability insurance and $1,890 for long-term care insurance. Mr. Pinson received $8,750 in annual Company 401(k) matching contributions as well as a $335 reimbursement of annual premium on personal umbrella liability insurance.
2011 Comments – Mr. Pinson received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, a $9,600 automobile allowance, a $5,082 reimbursement of health care costs and $5,240 for disability insurance. Mr. Pinson received $8,575 in annual Company 401(k) matching contributions as well as a $396 reimbursement of annual premium on personal umbrella liability insurance.

(f)
2013 Comments – Mr. Galuska received various amounts under the Company’s executive benefit plan that included a $6,000 cash allowance, $9,600 automobile allowance and $2,257 in annual Company 401(k) matching contributions.

2012 Comments – Mr. Galuska received $2,586 automobile allowance and $1,806 in annual Company 401(k) matching contributions.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
M. David Jones	9/30/2013	$—	$—	$—	—	—	—	—	875,000	$0.47	$—
Robert G. Isaman
Stephen S. Langin
John A. Pinson
Joseph M. Vorih
David P. Galuska

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
M. David Jones	875,000	—	—	$0.47	1/19/2016
	—	875,000	875,000	$0.47	10/1/2016
Robert G. Isaman	—	—	—	$—	Not applicable
	—	—	—	$—	Not applicable
Stephen S. Langin	250,000	750,000	750,000	$0.47	9/30/2014
	—	300,000	300,000	$0.47	9/1/2020
John A. Pinson	—	325,000	325,000	$0.47	12/12/2019
	—	275,000	275,000	$0.47	9/1/2020
Joseph M. Vorih	—	250,000	250,000	$0.64	10/2/2016
	—	150,000	150,000	$1.05	12/3/2018
	—	500,000	500,000	$0.47	9/1/2020
David P. Galuska	—	1,000,000	1,000,000	$0.47	10/10/2022
Stock options in the above table are subject to the terms and conditions of the Stanadyne Holdings, Inc. 2004 Equity Incentive Plan (“Option Plan”). The stock option awards vest in equal portions over the four calendar years following the grant date. Vesting is contingent upon achieving a targeted level of EBITDA as defined by the Option Plan in each calendar year. Options awarded in 2004 and options awarded to Mr. Jones in 2006 have vested at 25% of the number granted, based on achievement of the Target EBITDA for the calendar year 2004. Target EBITDA was not achieved in calendar years 2005, 2006, 2007, 2008, 2009, 2010, 2011, 2012 or 2013 and consequently no additional vesting has taken place. Mr. Jones was awarded 875,000 options in 2013 that vested at date of award but are exercisable only upon a change in control.
No options were exercised by the Named Executive Officers in 2013.
The Company provides retirement benefits to the Named Executive Officers through a defined benefit pension plan and a defined contribution 401(k) plan.

Name	Plan Name	Number of Years Credits Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
M. David Jones	Stanadyne Corporation Pension Plan	1.583	$78,839	$1,491
	Stanadyne Corporation Supplemental Retirement Plan	1.583	$103,123	$1,891
Robert G. Isaman	Stanadyne Corporation Pension Plan	—	$—	$—
Stephen S. Langin	Stanadyne Corporation Pension Plan	26.333	$723,811	$—
	Stanadyne Corporation Supplemental Retirement Plan	26.333	$409,174	$—
John A. Pinson	Stanadyne Corporation Pension Plan	—	$—	$—
Joseph M. Vorih	Stanadyne Corporation Pension Plan	1.583	$21,261	$—
David P. Galuska	Stanadyne Corporation Pension Plan	—	$—	$—
Pension benefits are provided to the Named Executive Officers under the terms of the Stanadyne Corporation Pension Plan (“Pension Plan”) and the Stanadyne Corporation Supplemental Retirement Plan (“SERP”), both defined benefit plans. The Pension Plan provides benefits up to the maximum allowable annual compensation limits as defined by IRS regulations. The SERP calculates benefits that are earned in excess of those earned under the Pension Plan. Amounts provided in the above table have been calculated using the same actuarial assumptions used for the pension liability valuation described in Note 12 to Consolidated Financial

Statements contained in Item 8 of this Report. Individual benefits are assumed to be payable at a normal retirement age of 65 and are determined using a discount rate of 4.90% for the qualified Pension Plan and 4.60% for the SERP Plan, as well as applying the RP-2000 Annuity Mortality table, sex distinct. The terms of the Pension Plan and the SERP provide for early retirement after 10 years of company service at a reduced benefit of 6% for every year before normal retirement age of 65. A more complete description of these pension plans follows.
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
Under Formula One, benefits are based upon (i) a percentage of the monthly average compensation received by a participant during the five consecutive calendar years of employment that would produce the highest such average (the “Final Average Compensation”), (ii) the years of service of the participant with the Company and certain related or predecessor employers (“Years of Credited Service”), and (iii) a percentage of the primary age 65 Social Security benefit. Specifically, the accrued benefit payable under Formula One of the Pension Plan is equal to (w) + (x) - (y) - (z), where
(w) = 1.7% of Final Average Compensation times Years of Credited Service (not in excess of 30)
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
For purposes of the Pension Plan, compensation used in the determination of Final Average Compensation includes total earnings received for personal services to the Company. The total compensation that can be considered for any purpose under the Pension Plan is limited to $255,000 for 2013, $250,000 for 2012, and $245,000 for 2011 pursuant to requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”) for prior years as well as for future years. However, the pension plan was frozen March 31, 2007. Therefore, no earnings past that date are considered in calculating the final average compensation. The Code also places certain other limitations on the annual benefits that may be paid under the Pension Plan.
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
401(k) Plan
The Company sponsors a savings plan which is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. All regular U.S. employees are eligible to participate in the Stanadyne Corporation Savings Plus Plan (the “401(k) Plan”).
Effective April 1, 2007, Stanadyne amended the 401(k) Plan to: (i) substantially increase Stanadyne’s matching contribution to 100% of employee pre-tax contributions on the first 1% of compensation and 50% of employee pre-tax contributions on the next 5% of compensation so that if an employee contributes 6% of compensation, the Stanadyne match would total 3.5% of that employee’s compensation; and (ii) provide for automatic enrollment at 3% of compensation for all new employees and all current employees who are not then contributing 3% or more of compensation. The Company suspended company matching contributions to the 401(k) Plan in May, 2009 due to depressed economic conditions brought about by the global recession. As business levels improved, one-half of the Company matching contributions were restored in July, 2010. Effective January 1, 2011, the Company resumed making full matching contributions.
2013 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
James D. Wiggins	$250,000	$—	$250,000
M. David Jones	$—	$—	$—
Mr. Wiggins serves as the Chairman of the Board and receives an annual fee of $250,000. No other directors of Holdings or Stanadyne receive compensation for their service, other than M. David Jones, who will receive a $50,000 annual fee for serving as a director of Holdings and Stanadyne. However, the Company does reimburse all directors for their reasonable out-of-pocket expenses for attending board and committee meetings.

Employment Agreements
M. David Jones
Pursuant to an employment agreement with Stanadyne dated January 10, 2006, Mr. Jones served as President and Chief Executive Officer during 2013 at a base salary of $535,000. Mr. Jones also received other benefits including an annual performance bonus opportunity of 100% of base salary. His base salary was subject to increase in an amount and frequency as determined by the Board.
Effective September 30, 2013, Mr. Jones retired as President and Chief Executive Officer of Stanadyne and as President of Holdings. Stanadyne and Mr. Jones agreed to a severance agreement pursuant to which Stanadyne shall pay to Mr. Jones for a period of eighteen months following the date of separation, his base salary at the rate in effect at the date of termination for a total of $802,500 and the cost of participation by Mr. Jones and his dependents in the Company’s group health benefit plans in excess of amounts currently paid by Mr. Jones, estimated to be $13,500. In addition, Mr. Jones will continue as a director of Holdings and Stanadyne and receive annual cash compensation of an aggregate of $50,000 for serving as a director of both companies.

Risk Assessment of the Compensation Programs

We have assessed the risks associated with our compensation programs, policies and practices, and have determined that the risks arising from them are not reasonably likely to have a material adverse effect on the Company. In making this determination, we considered the various elements of our compensation programs, policies and practices, including the design of our compensation programs across our employee base; the mix of base salary, annual cash bonuses and equity incentives; the balance between short-term and long-term compensation incentives in our programs; the use of four-year vesting periods; the significant use of financial performance measures that are readily measurable and verifiable, are regularly reviewed; and the use of performance measures that relate to our overall business as opposed to a particular part of our business.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stanadyne is authorized by its Certificate of Incorporation to issue 10,000 shares of common stock, par value $0.01 per share (“Stanadyne Common Stock”). Holdings indirectly owns all of the issued and outstanding 1,000 shares of Stanadyne Common Stock. Holdings is authorized by its Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $0.01 per share (“Holdings Common Stock”), of which 105,652,581 shares were outstanding on December 31, 2013. A group of investors led by Kohlberg and management of the Company own substantially all of Holdings Common Stock. Holdings created the Option Plan, which provides for the grant of non-qualified stock options to certain key employees and/or directors of the Company.
As of December 31, 2013, there were 32 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2013, assuming the exercise of stock options exercisable within 60 days of such date by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name	Shares (1)	Percentage
Kohlberg Funds (2)	60,000,001	56.3
c/o Kohlberg Management IV, L.L.C.
111 Radio Circle
Mount Kisco, NY 10549
Co-Investment Partners, L.P	20,000,000	18.8
c/o Lexington Partners, Inc.
660 Madison Avenue
New York, NY 10021
James D. Wiggins (3)(4)	1,700,000	1.6
Samuel P. Frieder (3)	—	*
Seth H. Hollander (3)	—	*
Gordon H. Woodward (3)	—	*
Evan D. Wildstein (3)	—	*
M. David Jones (5)	1,237,500	1.2
Robert G. Isaman	—	*
Stephen S. Langin (6)	650,000	*
David P. Galuska	—	*
John A. Pinson	—	*
Joseph M. Vorih	—	*
All executive officers and directors as a group (12 persons) (7)	3,437,500	3.2

*	Represents less than 1%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of Holdings Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Holdings Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Holdings Common Stock shown as beneficially owned by them, subject to community property laws where applicable, unless otherwise noted.

(2)
Consists of Kohlberg Investors IV, L.P. with 19,553,524 shares, Kohlberg TE Investors IV, L.P. with 23,482,259 shares, Kohlberg Offshore Investors IV, L.P. with 1,788,613 shares, Kohlberg Partners IV, L.P. with 14,605,105 shares, and KOCO Investors IV, LP with 570,500.

(3)
Each of Messrs. Wiggins, Frieder, Hollander, Wildstein and Woodward are members of Kohlberg Management IV, L.L.C., which is the sole general partner of each of Kohlberg Investors IV, L.P., Kohlberg TE Investors IV, L.P., Kohlberg Offshore Investors IV, L.P., and Kohlberg Partners IV, L.P. Accordingly each of such directors may be deemed to beneficially own the 60,000,001 shares held by the Kohlberg Funds, although each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)	Includes 1,200,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013.

(5)	Includes 875,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013.

(6)	Includes 250,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013.

(7)	Includes 1,700,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013.
Stanadyne does not have any compensation plans under which its equity securities are authorized for issuance.
The following table sets forth information regarding Holdings’ Option Plan as of December 31, 2013. Holdings’ stockholder-approved Option Plan is described further in Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,303,750		$0.49	3,953,670
Equity compensation plans not approved by security holders	875,000		0.47	—
Total	12,178,750	(1)	$0.49	3,953,670

(1)	Consists of 3,883,750 vested outstanding exercisable options and 8,295,000 unvested outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Management Services Agreement
In accordance with a management services agreement, the Company is required to pay Kohlberg an annual fee of $750,000 for providing certain ongoing management and advisory services, payable quarterly in advance on each January 1, April 1, July 1 and October 1 during the term of the management services agreement. The fee was reduced to $563,000 in 2012 and to zero in 2013. Kohlberg is also reimbursed for out-of-pocket expenses. The management fees are subordinated in right of payment to the Notes.
The Company does not have any formal policies or procedures with respect to reviewing or approving related party transactions. However, it would expect its board of directors to consider any such transactions consistent with its fiduciary duties.
Guaranty of Credit Facility; Convertible Notes
On December 16, 2011, Stanadyne and Wells Fargo amended the terms of the U.S. Revolver as well as the terms of the EXIM Sub-facility. The U.S. Revolver amendment increased the maximum borrowings from $35.0 million to $55.8 million by adding a Maximum Guaranteed Revolver Amount (“Guaranteed Facility”) as defined by the Credit Agreement of $20.8 million. The U.S. Revolver was further amended on February 13, 2013 increasing the maximum borrowings by $5.0 million to $60.8 million. In August 2013, the Guaranteed Facility was reduced to $15.8 million, reducing the maximum borrowings under the revolver to $55.8 million. The investment funds (and certain of their investors) which are managed by Kohlberg Management IV, L.L.C. are the guarantors of the Guaranteed Facility.
On August 14, 2013 and February 14, 2014, Holdings and Kohlberg entered into Convertible Subordinated Note ("Notes") agreements providing for term loans in an aggregate principal amounts of $6.0 million each, for a total of $12.0 million. The Notes carry 5-year terms with an interest rate of 12.00% per annum payable in semi-annual installments commencing in February, 2014. At the option of the Company, the interest payments may be made utilizing payment-in-kind notes. The Notes include mandatory prepayment provisions upon change of control or refinancing of Holdings' Senior Discount Notes. They are subordinated to the Senior Discount Notes and are convertible to common stock at fair market value. As of December 31, 2013, no principal or interest was paid on the Notes, and as of March 1, 2014, the entire principal amount of $12.0 million remained outstanding.
Director Independence
As the President of Holdings and Chief Executive Officer of Stanadyne, director Robert G. Isaman is not considered “independent” based on the listing standards of the Nasdaq Stock Market if the securities of each of Holdings and Stanadyne were so listed (which they are not). Similarly, M. David Jones, as a former employee of Holdings and Stanadyne, is not considered independent. While each of the other directors, other than M. David Jones, is a member of the management of the controlling stockholder of the Company, the boards of directors of Holdings and Stanadyne have concluded that each other director is “independent” based on such listing standards since the management fee received by such stockholder is less than 5% of the gross revenues of the Company, and the boards of directors have concluded that such relationship, in their opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. However, the directors serving on the audit committee, namely Gordon Woodward and Seth Hollander, may not be considered independent based on the more stringent independence standards of the Nasdaq Stock Market applicable to directors serving on audit committees since each of the audit committee members is a member of the management of the controlling stockholder of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP and its affiliates (“PwC”), the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2013 and December 31, 2012 billed the fees set forth below (in thousands).

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
PwC
Audit Fees (1)	$615	$508
Audit-Related Fees (2)	51	—
Tax Fees (3)	25	29
Total Fees	$691	$537

(1)
Audit Fees billed by PwC, the Company’s independent registered public accounting firm, represents fees billed for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.

(2)	Audit-Related Fees billed by PwC represent financial due diligence assistance related to special reports pursuant to agreed-upon procedures.

(3)	Tax Fees billed by PwC represent fees for the tax services related to the federal and state tax filings.
Audit Committee Pre-Approval Process, Policies and Procedures
The Audit Committees for Holdings and Stanadyne consist of the same directors and serve the same function in both companies. The Audit Committees have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent auditor. The Company’s management is responsible for preparing the Company’s financial statements. The independent auditors are responsible for auditing those financial statements. The Audit Committees are responsible for approving the Company’s financial statements.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:
		See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
	2.	Financial Statement Schedules:

Neither Holdings nor Stanadyne is required by the applicable accounting regulations of the Securities and Exchange Commission to provide any financial statement schedules. The Financial Statements and the Notes thereto contain the required information.

	3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1
Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2
Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1
Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1
Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2
Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2
Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1
Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2
Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4
Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005).(1)

4.1
Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2
Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4
Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5
Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1
Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2
General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3
Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4
Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.7.5
Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6
Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7
First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 4.7.7 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1)

4.7.8
Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9
Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10
Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

4.7.11
Fifth Amendment to Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.8.1
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2
EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3
First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4
Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.8.4 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1)

4.8.5
Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6
Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.8.7
Fifth Amendment to EXIM Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.8.8
Sixth Amendment to EXIM Guarantied Credit Agreement dated as of August 12, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp. and Stanadyne Corporation (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Stanadyne Corporation for the quarter ended June 30, 2013, filed on August 14, 2013). (1)

4.9.1
Second-Lien Term Loan Agreement dated as of February 13, 2013 by and among Stanadyne Corporation, as the borrower, the Persons party hereto that are designated as Guarantors, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time (filed as Exhibit 4.1.1 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.2
Second Lien Security Agreement dated as of February 13, 2013 made by Stanadyne Corporation, Stanadyne Intermediate Holding Corp., and Jefferies Finance LLC, in its capacity as collateral agent for the benefit of the Secured Parties (filed as Exhibit 4.1.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.3
Copyright Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.4
Trademark Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.5
Patent Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.5 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.10
Intercreditor Agreement dated as of February 13, 2013 entered into by and among Wells Fargo Capital Finance, LLC, in its capacity as administrative agent for the First Lien Claimholders, and Jefferies Finance LLC, in its capacity as collateral agent for the Second Lien Claimholders (filed as Exhibit 4.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.11
Convertible Subordinated Notes of Stanadyne Holdings, Inc. in the aggregate original principal amount of $6 million dated as of August 14, 2013 issued to affiliates of Kohlberg & Company, LLC (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Stanadyne Corporation for the quarter ended June 30, 2013, filed on August 14, 2013). (1)

10.1 *
Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *
Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*
Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *
Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*
Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007).(1)

10.4 *
Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *
Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *
Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7
Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.8 *
Letter Agreement dated as of September 30, 2013 between Stanadyne Corporation and M. David Jones (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Stanadyne Corporation for the quarter ended September 30, 2013, filed on November 13, 2013). (1)

10.9
Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.10
Stanadyne Holdings, Inc. Stockholders Agreement dated August 6, 2004(filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

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

Stanadyne Holdings, Inc.
(Registrant)

Date:	March 31, 2014	By:	/s/ Robert G. Isaman
Robert G. Isaman
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Holdings, Inc. and in the capacities and on the dates indicated.

Date:	March 31, 2014	By:	/s/ Robert G. Isaman
Robert G. Isaman
President and Director

Date:	March 31, 2014	By:	/s/ Stephen S. Langin
Stephen S. Langin
Chief Financial Officer and Assistant Secretary

Date:	March 31, 2014	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date:	March 31, 2014	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date:	March 31, 2014	By:	/s/ Evan D. Wildstein
Evan D. Wildstein
Director

Date:	March 31, 2014	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date:	March 31, 2014	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Date:	March 31, 2014	By:	/s/ M. David Jones
M. David Jones
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

Stanadyne Corporation
(Registrant)

Date:	March 31, 2014	By:	/s/ Robert G. Isaman
Robert G. Isaman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of Stanadyne Corporation and in the capacities and on the dates indicated.

Date:	March 31, 2014	By:	/s/ Robert G. Isaman
Robert G. Isaman
President, Chief Executive Officer and
Director

Date:	March 31, 2014	By:	/s/ Stephen S. Langin
Stephen S. Langin
Vice President, Chief Financial Officer and Secretary

Date:	March 31, 2014	By:	/s/ Samuel P. Frieder
Samuel P. Frieder
Director

Date:	March 31, 2014	By:	/s/ Seth H. Hollander
Seth H. Hollander
Director

Date:	March 31, 2014	By:	/s/ Evan D. Wildstein
Evan D. Wildstein
Director

Date:	March 31, 2014	By:	/s/ James D. Wiggins
James D. Wiggins
Chairman of the Board and Director

Date:	March 31, 2014	By:	/s/ Gordon Woodward
Gordon H. Woodward
Director

Date:	March 31, 2014	By:	/s/ M. David Jones
M. David Jones
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

2.1
Stock Purchase Agreement among KSTA Acquisition, LLC and The Sellers listed on attached A thereto dated June 23, 2004 (filed as Exhibit 10.17 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2004, filed August 13, 2004). (1)

2.2
Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

2.2.1
Amendment dated July 31, 2006 to the Asset Purchase Agreement dated as of June 30, 2006 by and among Defiance, Inc., Precision Engine Products Corp. and Stanadyne Corporation (filed as Exhibit 10.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2006, filed August 14, 2006). (1)

3.1.1
Amended and Restated Certificate of Incorporation of Stanadyne Corporation (filed as Exhibit 3.1 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.1.2
Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001). (1)

3.2
Amended and Restated By-laws of Stanadyne Corporation (filed as Exhibit 3.2 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

3.3.1
Amended and Restated Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.3.2
Certificate of Amendment of Certificate of Incorporation of Stanadyne Holdings, Inc. (filed as Exhibit 3.1.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

3.4
Amended and Restated By-laws of Stanadyne Holdings, Inc. (filed as Exhibit 3.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005).(1)

4.1
Indenture dated as of August 6, 2004, among KSTA Acquisition, LLC to be merged with and into Stanadyne Corporation, Precision Engine Products Corp., and The Bank of New York, Trustee (filed as Exhibit 4.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.2
Exchange and Registration Rights Agreement dated as of August 6, 2004 by and among KSTA Acquisition, LLC, Stanadyne Corporation, Precision Engine Products Corp., and Goldman, Sachs & Co. (filed as Exhibit 4.6.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

4.3	Form of Exchange Note (filed as an exhibit to the Indenture relating to the notes—see Exhibit 4.1). (1)

4.4
Indenture dated as of December 20, 2004, between Stanadyne Holdings, Inc. and The Bank of New York, Trustee (filed as Exhibit 4.1 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.5
Exchange and Registration Rights Agreement dated as of December 20, 2004 by and between Stanadyne Holdings, Inc. and Goldman, Sachs & Co. (filed as Exhibit 4.2 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.6	Form of Exchange Note (filed as Exhibit 4.3 to Registration Statement Form S-4 of Stanadyne Holdings, Inc., File No. 333-124154, filed on April 19, 2005 and amended on April 28, 2005). (1)

4.7.1
Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.1.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.2
General Continuing Guaranty dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.2 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.3
Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.3 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.4
Copyright Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.4 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 31, 2009, filed November 16, 2009). (1)

4.7.5
Patent Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.5 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.6
Trademark Security Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower and Wells Fargo Foothill, LLC, as Administrative Agent for the Lender Group and the Bank Product Providers (filed as Exhibit 10.1.6 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.7.7
First Amendment to Credit Agreement dated as of March 25, 2011 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 4.7.7 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011). (1)

4.7.8
Second Amendment to Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.7.9
Third Amendment to Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.7.10
Fourth Amendment to Credit Agreement dated as of March 28, 2012 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.7.10 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2011, filed March 30, 2012). (1)

4.7.11
Fifth Amendment to Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.8.1
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement entered into by Stanadyne Corporation as of December 16, 2011 (filed as Exhibit 10.3 to Current Report on Form 8-K of Stanadyne Corporation dated December 16, 2011 and filed December 22, 2011). (1)

4.8.2
EXIM Guarantied Credit Agreement dated as of August 13, 2009 by and among Stanadyne Intermediate Holding Corp., as Parent, Stanadyne Corporation, as Borrower, the Lenders that are signatories thereto, and Wells Fargo Foothill, LLC, as the Arranger and Administrative Agent (filed as Exhibit 10.2.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2009, filed November 16, 2009). (1)

4.8.3
First Amendment To EXIM Guarantied Credit Agreement dated as of August 31, 2010 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K of Stanadyne Corporation dated August 31, 2010 and filed September 7, 2010). (1)

4.8.4
Second Amendment to EXIM Guarantied Credit Agreement dated as of March 25, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.8.4 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2010, filed March 31, 2011).. (1)

4.8.5
Third Amendment to EXIM Guarantied Credit Agreement dated as of September 26, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated September 26, 2011 and filed on September 28, 2011). (1)

4.8.6
Fourth Amendment to EXIM Guarantied Credit Agreement dated as of December 16, 2011 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 10.2 to Current Report on Form 8-K of Stanadyne Corporation, dated December 16, 2011 and filed on December 22, 2011). (1)

4.8.7
Fifth Amendment to EXIM Credit Agreement dated as of February 13, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp., and Stanadyne Corporation (filed as Exhibit 4.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.8.8
Sixth Amendment to EXIM Guarantied Credit Agreement dated as of August 12, 2013 by and among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as the administrative agent for the Lenders, the Lenders, Stanadyne Intermediate Holding Corp. and Stanadyne Corporation (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Stanadyne Corporation for the quarter ended June 30, 2013, filed on August 14, 2013). (1)

4.9.1
Second-Lien Term Loan Agreement dated as of February 13, 2013 by and among Stanadyne Corporation, as the borrower, the Persons party hereto that are designated as Guarantors, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time (filed as Exhibit 4.1.1 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.2
Second Lien Security Agreement dated as of February 13, 2013 made by Stanadyne Corporation, Stanadyne Intermediate Holding Corp., and Jefferies Finance LLC, in its capacity as collateral agent for the benefit of the Secured Parties (filed as Exhibit 4.1.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.3
Copyright Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.3 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.4
Trademark Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.4 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.9.5
Patent Security Agreement dated as of February 13, 2013 among the Pledgor and Jefferies Finance LLC, in its capacity as Collateral Agent pursuant to the Second Lien Term Loan Agreement (filed as Exhibit 4.1.5 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.10
Intercreditor Agreement dated as of February 13, 2013 entered into by and among Wells Fargo Capital Finance, LLC, in its capacity as administrative agent for the First Lien Claimholders, and Jefferies Finance LLC, in its capacity as collateral agent for the Second Lien Claimholders (filed as Exhibit 4.2 to the Current Report on Form 8-K of Stanadyne Corporation, dated February 13, 2013 and filed February 19, 2013).(1)

4.11
Convertible Subordinated Notes of Stanadyne Holdings, Inc. in the aggregate original principal amount of $6 million dated as of August 14, 2013 issued to affiliates of Kohlberg & Company, LLC (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Stanadyne Corporation for the quarter ended June 30, 2013, filed on August 14, 2013). (1)

10.1 *
Stanadyne Holdings, Inc., 2004 Equity Incentive Plan (filed as Exhibit 10.19 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004). (1)

10.2 *
Stanadyne Corporation Pension Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.5.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.2.1*
Seventh Amendment to the Stanadyne Corporation Pension Plan, effective March 31, 2007 (filed as Exhibit 10.3.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007). (1)

10.3 *
Stanadyne Corporation Savings Plus Plan effective January 1, 2002 amended and restated (filed as Exhibit 10.6.1 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002). (1)

10.3.1*
Eighth Amendment to the Stanadyne Corporation Savings Plus Plan, effective March 31, 2007 (filed as Exhibit 10.4.1 to the annual report of Stanadyne Corporation on Form 10-K for the year ended December 31, 2006 filed on March 31, 2007).(1)

10.4 *
Precision Engine Products Corp. Retirement Fund effective as of January 1, 1998 (filed as Exhibit 10.7 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.5 *
Stanadyne Corporation Benefit Equalization Plan effective as of January 1, 1992 (filed as Exhibit 10.8 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.6 *
Stanadyne Corporation Supplemental Retirement Plan effective as of January 1, 1992 (filed as Exhibit 10.9 to the Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-45823, filed on February 6, 1998 and amended on March 25, 1998, April 24, 1998 and May 11, 1998). (1)

10.7
Management Agreement dated as of August 6, 2004 between Stanadyne Corporation and Kohlberg & Company, L.L.C. (filed as Exhibit 10.11 to Registration Statement Form S-4 of Stanadyne Corporation, File No. 333-120969, filed on December 3, 2004 and amended on February 4, 2005). (1)

10.8 *
Letter Agreement dated as of September 30, 2013 between Stanadyne Corporation and M. David Jones (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Stanadyne Corporation for the quarter ended September 30, 2013, filed on November 13, 2013). (1)

10.9
Long Term Agreement between Deere & Company and Stanadyne Corporation effective November 1, 2001, as amended by First Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement effective as of October 26, 2006 and by Second Amendment to Deere & Company/Stanadyne Corporation Long Term Agreement entered into as of May 15, 2007 (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrants have requested confidential treatment of portions of this exhibit deleted from the file copy.) (filed as Exhibit 10.11 to the quarterly report of Stanadyne Corporation on Form 10-Q for the quarter ended June 30, 2007 filed August 14, 2007). (1)

10.10
Stanadyne Holdings, Inc. Stockholders Agreement dated August 6, 2004 (filed as Exhibit 10.12 to the annual report of Stanadyne Holdings, Inc. on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008). (1)

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

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference.